Form 10-Q
period 1995-03-31
KLEER VU INDUSTRIES INC/DE/
filed 1995-05-15
CIK 719729

                 U. S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 Form 10-Q

(Mark One)
[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1995.

                    OR

[     ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES  EXCHANGE ACT OF 1934
           For the transition period from        to       .


                      COMMISSION FILE NUMBER:  1-8497


                         KLEER-VU INDUSTRIES, INC.
             (Name of Registrant as specified in its charter)


               DELAWARE                                     13-5671924
- - --------------------------------------                ------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification Number)

921 WEST ARTESIA BOULEVARD, COMPTON, CALIFORNIA                90220
- - -----------------------------------------------             ------------
(Address of Principal Executive Offices)                     (Zip Code)

(310) 603-9330
- - ----------------------------------------------------
(Registrant's telephone number, including area code)

NOT APPLICABLE
- - -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last year)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X                  No
                       ------                 ------

     There were 2,665,076 shares outstanding of the issuer's common stock, $0.10 par value, as of May 12, 1995.

                         KLEER-VU INDUSTRIES, INC.

                              March 31, 1995
                                (Unaudited)


                                   INDEX


                                                                  Page No.
                                                                  --------
PART I - Financial Information:

     Item 1.  Financial Statements:

        Consolidated Condensed Balance Sheets as of
          March 31, 1995 (Unaudited) and December 31, 1994...........    3

        Consolidated Condensed Statements of Operations
          for the Three Months Ended March 31, 1995
          and 1994 (Unaudited).......................................    4

        Consolidated Condensed Statements of Cash Flows
          for the Three Months Ended March 31, 1995
          and 1994 (Unaudited).......................................    5

        Notes to Consolidated Condensed Financial
          Statements (Unaudited).....................................  6-7


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................  7-8


PART II - Other Information.......................................... 9-10

Signatures...........................................................   11


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDTED CONDENSED BALANCE SHEETS
                          (Dollars in Thousands)

                                  ASSETS

                                                                  March 31       December 31
                                                                    1995            1994
                                                                 (Unaudited)
                                                                 ---------------------------
Current Assets:
  Cash and cash equivalents                                      $     86        $       55
  Trade receivables, less allowance of $293 and $287                4,194             7,594
  Inventories                                                      10,373             8,393
  Deferred income taxes                                               263               263
  Other                                                               441               325
                                                                 --------         ---------
      Total current assets                                         15,357            16,630

Property and equipment, less accumulated depreciation and
  amortization of $4,541 and $4,392                                 4,076             4,145
Cost in excess of net assets acquired, net of accumulated
  amortization of $589 and $512                                     4,222             4,299
Deferred income taxes                                                 318               318
Due from officers                                                     189               173
Other                                                                 536               521
                                                                ---------         ---------
                                                                 $ 24,698         $  26,086
                                                                ---------         ---------
                                                                ---------         ---------


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Loans from affiliates                                          $  1,078         $     624
  Current maturities of long-term debt                                147               219
  Trade accounts payable                                            4,810             4,203
  Cash overdraft                                                      468             1,153
  Accounts payable to affiliated company                            2,077             1,453
  Accrued expenses                                                  1,454             1,301
                                                                 --------         ---------
      Total current liabilities                                    10,034             8,953

Long-term debt, less current portion                                8,109             9,184
                                                                 --------         ---------
Other noncurrent liabilities                                          341               353
                                                                 --------         ---------

Stockholders' equity:
  Preferred stock, $10 par value; 1,000,000 shares authorized;
      900,000 shares issued, aggregate liquidation preference
      of $900                                                      9,000              9,000
  Common stock, $0.10 par value; 10,000,000 shares authorized,
      2,672,220 and 2,633,700 shares issued, respectively            267                263
  Additional paid-in capital                                      16,384             16,160
  Deficit                                                        (18,761)           (17,245)
                                                                --------            -------
                                                                   6,890              8,178
  Less:  Deferred compensation and notes from officers              (633)              (539)
         Common stock held in treasury, at cost; 7,144 shares        (43)               (43)
                                                                --------            -------
              Total stockholders' equity                           6,214              7,596
                                                                --------            -------
                                                                $ 24,698           $ 26,086
                                                                --------            -------
                                                                --------            -------

  See accompanying notes to consolidated condensed financial statements.

                KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDTED CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)
                  (In Thousands Except Per Share Amounts)


                                                              Three Months Ended
                                                                  March 31
                                                              -------------------
                                                              1995          1994
                                                             -------      -------
Revenues:
     Net sales                                               $ 5,795      $ 5,076
Costs and expenses:
     Cost of goods sold                                        5,060        4,292
     Selling, general and administrative                       2,251        2,085
                                                             -------      -------
       Total costs and expenses                                7,311        6,377

Net loss                                                     $(1,516)     $(1,301)
                                                             -------      -------
                                                             -------      -------

Net loss per share                                           $  (.57)     $  (.66)
                                                             -------      -------
                                                             -------      -------
Weighted average common shares and common
     share equivalents used in computation
     of loss per share                                     2,651,808    1,962,236
                                                           ---------    ---------
                                                           ---------    ---------



  See accompanying notes to consolidated condensed financial statements.

                KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                          (Dollars in Thousands)



                                                              Three Months Ended
                                                                  March 31
                                                              -------------------
                                                              1995          1994
                                                             -------      -------
Cash flows from operating activities:
  Net loss                                                   $(1,516)    $ (1,301)
Adjustments to reconcile loss to cash used by operations:
  Depreciation and amortization                                  149          136
  Deferred compensation and other amortization                   219          204
  Provision for bad debts                                          5           25
Changes in assets and liabilities:
  Trade receivables                                            3,395          588
  Due from officers                                              (16)
  Inventories                                                 (1,980)        (372)
  Other assets                                                  (131)         (61)
  Accounts and acceptance payable                              1,231         (822)
  Accrued expenses                                               133          (63)
                                                             -------      -------
Net cash provided by (used in) operations                      1,489       (1,666)

Cash flows from investing activities:
  Capital expenditures                                           (80)        (138)
  Proceeds from asset sales                                                    85
                                                             -------      -------
Net cash used in investing activities                            (80)         (53)
                                                             -------      -------
Cash flows from financing activities:
  Notes payable and line of credit                            (1,063)          44
  Loans from affiliate                                           454        1,250
  Payments of long-term debt                                     (84)        (124)
  Cash overdraft                                                (685)          58
                                                             -------      -------
Net cash provided by (used in) financing activities           (1,378)       1,228
                                                             -------      -------
Net increase (decrease) in cash                                   31         (491)

Cash and cash equivalents, beginning of period                    55          938
                                                             -------      -------
Cash and cash equivalents, end of period                     $    86      $   447
                                                             -------      -------
                                                             -------      -------


  See accompanying notes to consolidated condensed financial statements.

                KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   Basis of presentation:

     The consolidated Financial statements include the accounts of Kleer Vu Industries, Inc. (the Company) and its subsidiaries, Kleer Vu Plastics Corporation (KVP), PAS Industry, Inc. (PAS), ProLine Storage Corporation (ProLine), and Neslemur Company (NLC), which has been inactive since the sale of its assets in 1987. All of the subsidiaries are wholly-owned and all intercompany balances and transactions have been eliminated. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to a fair presentation of the financial position as of March 31, 1995, and the results of operations and the statements of cash flows for the three months ended March 31, 1995 and 1994.

2.   Inventories:

Inventories consisted of the following:

                                                          (Dollars in Thousands)
                                                        March 31,      December 31,
                                                           1995           1994
                                                        ---------      -----------
     Raw materials                                     $    4,625       $    4,371
     Work-in process                                           89               87
     Finished products                                      5,659            3,935
                                                        ---------      -----------
                                                       $   10,373       $    8,393
                                                        ---------      -----------
                                                        ---------      -----------

3.   Subsequent Events:

     On May 1, 1995, the Company closed a senior subordinated loan transaction whereby the Company received $5,000,000 of loan proceeds from Pacific Mezzanine Fund, L.P. and its participant (the "PMF Loan"). Additionally, in order to comply with a condition precedent to the closing of the PMF Loan, Signal Resources, L.P. ("Signal"), an affiliate of the Company, loaned $1,500,000 to the Company (the "Signal Loan") on substantially the same terms as the PMF Loan, prior to the closing of the PMF Loan. The PMF Loan also contemplates that Signal, Mr. H. P. Park (the Company's Chairman and Co-Chief Executive Officer), Mr. David W. Hardee (the Company's President and Co-Chief Executive Officer), and / or their affiliates, or a syndicate arranged by any of them, will provide an additional loan of $1,500,000 (the "Additional Loan") by April 21, 1996. However, there is no penalty if this Additional Loan is not made. The PMF Loan, Signal Loan and any Additional Loan will bear interest at the rate of thirteen (13%) per cent per annum, payable quarterly. Repayment of principal is also on a quarterly basis, commencing twenty-one (21) months following the closing, through maturity on the seventh (7) anniversary date of closing. Repayment of the PMF Loan and the Signal Loan is subordinate to the Company's bank credit facility with LaSalle National Bank. The PMF Loan is secured by a first lien on the Company's machinery and equipment. The Company has agreed to use the loan proceeds to finance the development of the Company's Kodak photograph album line, and for working capital purposes.

     In connection with their respective loans, PMF (including its affiliate and its participant) and Signal received Warrants (the "Warrants") to purchase 503,530 and 151,059 shares of the Company's common stock, respectively. The Warrants are exercisable for a five (5) year period commencing on March 31, 1996 at the exercise price of $6.00 per share, with an automatic net issuance conversion if the closing price of the Company's publicly traded common stock is at least $16.00 for twenty
(20) consecutive trading days. The closing price of the Company's common stock on the American Stock Exchange on May 1, 1995 was $8 3/8 per share.

     In the event Signal, Messrs. Park and / or Hardee or any of their affiliates provide the $1,500,000 Additional Loan by April 21, 1996, such lender(s) will receive Warrants to purchase an aggregate of 151,059 shares. If an Additional Loan of less than $1,500,000 is made, the lender(s) will receive a proportionately reduced number of Warrants. The issuance of shares upon the exercise of the Warrants issued, or to be issued, to Signal, affiliates of the Company, or members of a syndicate arranged by them, in connection with the Signal Loan or the Additional Loan, is subject to the approval of a majority of the stockholders of the Company, other than Signal, Messrs. Park and Hardee and their affiliates.

     In connection with the debt financing, the Company extended the term of its bank borrowing facility with LaSalle National Bank for an additional year through June 30, 1997. Other significant amendments to the loan agreement included modifications to the monetary thresholds of the covenants with respect to minimum net worth levels and the restriction of funds movement from the Company's subsidiaries to the Company. Additionally, $1,750,000 of intercompany debt due to the Company from KVP has been subordinated to the Company's bank credit facility.


ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Results of continuing operations for the three months ended March 31, 1995 and 1994 were as follows:

                                                           Three Months Ended
                                                                 March 31
                                                        ------------------------
                                                           1995          1994
                                                        ---------      ---------
                                                             (In thousands)
Net sales                                               $   5,795      $   5,076

Cost of goods sold                                          5,060          4,292
                                                        ---------      ---------
Gross profit                                                  735            784
Selling expenses                                             (755)          (717)
Interest, general and administrative expenses              (1,496)        (1,368)
                                                        ---------      ---------
Net loss                                                $  (1,516)     $  (1,301)
                                                        ---------      ---------
                                                        ---------      ---------

FIRST QUARTER 1995 VERSUS FIRST QUARTER 1994

     Sales for the three month period in 1995 increased by $719,000 or 14.2% over those in 1994. Sales for the Company's album business posted a sales increase of $1,363,000 or 40.0% for the quarter, primarily attributable to market share gains. Sales for the Company's operations located in Brownsville, Tennessee, operating as ProLine Storage Corporation since September, 1994, decreased by $644,000 or 38.6%. Approximately $900,000 of this decline was due to the disposition during 1994 of Dixie Printing Company, the microfilm division and the government division's page protector business, offset by sales increases of $256,000 for the remaining divisions.

     Gross profit margins declined from 15.4% in 1994 to 12.7% in 1995 due to (i) significantly higher costs for polypropylene and paper, the Company's principal raw materials and (ii) higher overhead costs associated with the Company's expansion of capacity to handle future expected growth including expenses in developing and launching the Kodak photo album line, which is not expected to generate revenues until late in the second quarter of 1995.

     Selling expenses in relation to sales decreased from 14.1% in 1994 to 13.0% in 1995, due primarily to increased sales to accounts with relatively lower sales commission.

     Interest and general and administrative costs increased by $128,000. The increase was comprised of (i) additional interest costs of $164,000 due to higher average borrowing levels and increases in the bank's prime lending rate, (ii) reduced general and administrative costs of $315,000 as a result of the restructuring of the Company's Brownsville, Tennessee operations, and (iii) increased costs associated with the expanded album division operations to support the launch of the Company's Kodak photo album line.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operations of $1,489,000 in 1995 improved $3,097,000 over those for the comparable period in 1994, despite having incurred larger losses than in 1994. The collection of trade receivables and an increase in accounts payable and accrued expenses were primarily responsible for providing cash from operations, and were offset somewhat due to a buildup in inventories. The cash provided by operations was principally used to repay borrowings under the Company's bank line of credit. As discussed in Note 3 to the Consolidated Condensed Financial Statements, and Part II Item 5, the Company consummated a Senior Subordinated Loan on May 1, 1995. The Company expects that with the proceeds from the subordinated loan and improved cash flows from operations, it will be able to support the cash requirements for its anticipated growth.

PROSPECTS

     The Company's business strategy since 1993 has been to build the infrastructure necessary to become the leading manufacturer in the photograph album business. This investment for the future growth of the Company has resulted in the Company's achievement of continuous and significant market share gains during the past two years. The Company achieved a quarterly profit in the fourth quarter of 1994, despite the significant material cost increases experienced in the last half of 1994, as it finally achieved sufficient volume levels to profitably utilize its expanded fixed cost base. The losses experienced in the first quarter of 1995 were anticipated by the Company due to the seasonal nature of the business. Sales volume during the second half of the year, particularly during the pre-Christmas holiday season, is substantially greater than during other periods of the year.

     Due to changing global economic conditions, it is not possible to predict with any assurance the movement of the costs of the plastic and paper materials used in the Company's production. Historically, however, movement of these material costs has been cyclical, and it is management's belief there will be no significant downward movement until 1996. The Company has achieved some success and is continuing to pursue opportunities to recoup these cost increases through its product pricing programs.

     Of particular significance, the Company announced, on January 10, 1995, the consummation of a license arrangement with Kodak to manufacture and distribute a new line of Kodak branded photograph album products. The product launch is scheduled for the second quarter of 1995. The incremental pricing of these branded products will avail the company of a distinct advantage over its competition in overcoming the higher material costs currently being experienced by the industry. Further, consumer recognition of a branded product should enhance the Company's ability to grow its market share.

PART II - OTHER INFORMATION

ITEM 1  - LEGAL PROCEEDINGS

          Not applicable.

ITEM 2  - CHANGES IN SECURITIES

          Not applicable.

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4 -  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          Not applicable.


ITEM 5 -  OTHER INFORMATION

     On May 1, 1995, the Company closed a senior subordinate loan transaction whereby the Company received $5,000,000 of loan proceeds from Pacific Mezzanine Fund, L.P. and its participant (the "PMF Loan"). Additionally, in order to comply with a condition precedent to the closing of the PMF Loan, Signal Resources, L.P. ("Signal"), an affiliate of the Company, loaned $1,500,000 to the Company (the "Signal Loan") on substantially the same terms as the PMF Loan, prior to the closing of the PMF Loan. The PMF Loan also contemplates that Signal, Messrs. Park, Hardee, and / or their affiliates, or a syndicate arranged by any of them, will provide an additional loan of $1,500,000 (the "Additional Loan") by April 21, 1996. However, there is no penalty if this Additional Loan is not made. The PMF Loan, Signal Loan and any Additional Loan will bear interest at the rate of thirteen (13%) per cent per annum, payable quarterly. Repayment of principal is also on a quarterly basis, commencing twenty-one (21) months following the closing, through maturity on the seventh (7) anniversary date of closing. Repayment of the PMF Loan and the Signal Loan is subordinate to the Company's bank credit facility with LaSalle National Bank. The PMF Loan is secured by a first lien on the Company's machinery and equipment. The Company has agreed to use the loan proceeds to finance the development of the Company's Kodak photograph album line, and for working capital purposes.

     In connection with their respective loans, PMF (including its affiliate and its participant) and Signal received Warrants (the "Warrants") to purchase 503,530 and 151,059 shares of the Company's common stock, respectively. The Warrants are exercisable for a five (5) year period commencing on March 31, 1996 at the exercise price of $6.00 per share, with an automatic net issuance conversion if the closing price of the Company's publicly traded common stock is at least $16.00 for twenty
(20) consecutive trading days. The closing price of the Company's common stock on the American Stock Exchange on May 1, 1995 was $8 3/8 per share.

     In the event Signal, Messrs. Park and / or Hardee or any of their affiliates provide the $1,500,000 Additional Loan by April 21, 1996, such lender(s) will receive Warrants to purchase an aggregate of 151,059 shares. If an Additional Loan of less than $1,500,000 is made, the lender(s) will receive a proportionately reduced number of Warrants. The issuance of shares upon the exercise of the Warrants issued, or to be issued, to Signal, affiliates of the Company, or members of a syndicate arranged by them, in connection with the Signal Loan or the Additional Loan, is subject to the approval of a majority of the stockholders of the Company, other than Signal, Messrs. Park and Hardee and their affiliates.

     In connection with the debt financing, the Company extended the term of its bank borrowing facility with LaSalle National Bank for an additional year through June 30, 1997. Other significant amendments to the loan agreement included modifications to the monetary thresholds of the covenants with respect to minimum net worth levels and the restriction of funds movement from the Company's subsidiaries to the Company. Additionally, $1,750,000 of intercompany debt due to the Company from KVP has been subordinated to the Company's bank credit facility.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     During the three months ended March 31, 1995, the Company filed the following report on Form 8-K:

     Dated March 3, 1995, reporting under Item 5, (i) the License Agreement between Eastman Kodak Company and Kleer Vu Industries, Inc. dated December 29, 1994, and (ii) the retirement of Barry E. Reifler as the Company's Chief Financial Officer effective February 28, 1995, and the appointment of Brian E. Leneck as his successor.

                  KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KLEER-VU INDUSTRIES, INC.



Date: May 12, 1995                 /s/  Brian E. Leneck
      ------------                 --------------------------------
                                   Brian E. Leneck
                                   Vice President
                                   Chief Financial Officer