Form 10-Q
period 1995-06-30
KLEER VU INDUSTRIES INC/DE/
filed 1995-08-14
CIK 719729

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    Form 10-Q

(Mark One)
[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1995.
                                         -------------

                         OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period from           to          .
                                         ---------    ---------


                       COMMISSION FILE NUMBER:  1-8497
                                                ------


                            KLEER-VU INDUSTRIES, INC.
                 -----------------------------------------------
                (Name of Registrant as specified in its charter)


                DELAWARE                                      13-5671924
----------------------------------------------------    ----------------------
(State or Other Jurisdiction of Incorporation              (I.R.S. Employer
 or Organization)                                       Identification Number)


  921 WEST ARTESIA BOULEVARD, COMPTON, CALIFORNIA                90220
----------------------------------------------------    ----------------------
(Address of Principal Executive Offices)                      (Zip Code)

  (310) 603-9330
----------------------------------------------------
(Registrant's telephone number, including area code)

  NOT APPLICABLE
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last year)


     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X     No
                                     -----      -----


There were 2,675,876 shares outstanding of the issuer's common stock, $0.10 par value, as of August 11, 1995.

                            KLEER-VU INDUSTRIES, INC.

                                  June 30, 1995
                                   (Unaudited)


                                      INDEX

                                                                        Page No.
                                                                        --------

PART I - Financial Information:

     Item 1.   Financial Statements:

          Consolidated  Balance Sheets as of
               June 30, 1995 and December 31, 1994 . . . . . . . . . . . . . .3

          Consolidated  Statements of Operations
               for the Three Months Ended June 30, 1995
               and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .4

          Consolidated  Statements of Cash Flows
               for the Three Months Ended June 30, 1995
               and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .5

          Notes to Consolidated  Financial
               Statements  . . . . . . . . . . . . . . . . . . . . . . . . .6-7


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . . .7-8


PART II - Other Information. . . . . . . . . . . . . . . . . . . . . . . . .8-9


Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                                         June 30           December 31
                                                                                          1995                1994
                                                                                       (Unaudited)
                                                                                       -------------------------------

                                                               ASSETS

Current Assets:
  Cash and cash equivalents                                                            $     22            $     55
  Trade receivables, less allowance of $309 and $287                                      4,398               7,594
  Inventories                                                                            11,185               8,393
  Deferred income taxes                                                                     263                 263
  Other                                                                                     513                 325
                                                                                       --------            --------
       Total current assets                                                              16,381              16,630

Property and equipment, less accumulated depreciation and
  amortization of $4,674 and $4,392                                                       4,169               4,145
Cost in excess of net assets acquired, net of accumulated
  amortization of $674 and $512                                                           4,137               4,299
Deferred income taxes                                                                       318                 318
Due from officers                                                                           192                 173
Debt issue costs                                                                            495                   -
Other                                                                                       570                 521
                                                                                       --------            --------
                                                                                       $ 26,262            $ 26,086
                                                                                       --------            --------
                                                                                       --------            --------

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Loans from affiliates                                                                $      -            $    624
  Current maturities of long-term debt                                                       22                 219
  Trade accounts payable                                                                  3,743               4,203
  Cash overdraft                                                                            702               1,153
  Accounts payable to affiliated company                                                  1,544               1,453
  Accrued expenses                                                                        1,493               1,301
                                                                                       --------            --------
       Total current liabilities                                                          7,504               8,953

Loan from affiliate                                                                       1,367                   -
Long-term debt, less current portion                                                     12,165               9,184
Other noncurrent liabilities                                                                313                 353

Stockholders' equity:
  Preferred stock, $10 par value; 1,000,000 shares authorized;
      900,000 shares issued, aggregate liquidation preference of $900                     9,000               9,000
  Common stock, $0.10 par value; 10,000,000 shares authorized,
      2,683,020 and 2,633,700 shares issued, respectively                                   268                 263
  Additional paid-in capital                                                             17,063              16,160
  Deficit                                                                               (20,808)            (17,245)
                                                                                       --------            --------
                                                                                          5,523               8,178

  Less:  Deferred compensation and notes from officers                                     (567)               (539)
          Common stock held in treasury, at cost; 7,144 shares                              (43)                (43)
                                                                                       --------            --------
             Total stockholders' equity                                                   4,913               7,596
                                                                                       --------            --------
                                                                                       $ 26,262            $ 26,086
                                                                                       --------            --------
                                                                                       --------            --------



          See accompanying notes to consolidated financial statements.

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In Thousands Except Per Share Amounts)

                                                                   Three Months Ended                   Six Months Ended
                                                                      June 30, 1995                       June 30, 1995
                                                                 -------------------------          -------------------------
                                                                    1995           1994                1995           1994
                                                                 ----------     ----------          ----------     ----------

Revenues:
     Net sales                                                   $    6,348     $    6,539              12,143         11,615

Costs and expenses:
     Cost of goods sold                                               6,085          5,091              11,145          9,383
     Selling, general and administrative                              1,891          1,458               3,809          3,352
     Interest                                                           419            277                 752            468
                                                                 ----------     ----------          ----------     ----------
         Total costs and expenses                                     8,395          6,826              15,706         13,203

Net loss                                                         $   (2,047)    $     (287)         $   (3,563)    $   (1,588)
                                                                 ----------     ----------          ----------     ----------
                                                                 ----------     ----------          ----------     ----------


Net loss per share                                               $     (.77)    $     (.15)         $    (1.34)    $     (.81)
                                                                 ----------     ----------          ----------     ----------
                                                                 ----------     ----------          ----------     ----------


Weighted average common shares                                    2,672,316      1,962,236           2,656,160      1,962,236
                                                                 ----------     ----------          ----------     ----------
                                                                 ----------     ----------          ----------     ----------


          See accompanying notes to consolidated financial statements.

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                                 Six Months Ended
                                                                                      June 30
                                                                             -----------------------
                                                                               1995           1994
                                                                             --------       --------

Increase (decrease) in Cash

Cash flows from operating activities:
     Net loss                                                                $ (3,563)      $ (1,588)
Adjustments to reconcile net loss to cash used in operations:
     Depreciation and amortization                                                282            281
     Deferred compensation and other amortization                                 411            409
     Provision for bad debts                                                       22              -
Changes in assets and liabilities:
     Trade receivables                                                          3,174           (315)
     Due from officers                                                            (19)          (131)
     Inventories                                                               (2,792)          (697)
     Other assets                                                                (275)          (139)
     Accounts and acceptances payable                                            (377)          (413)
     Accrued expenses                                                             124           (438)
                                                                            ---------       --------
Net cash used in operations                                                    (3,013)        (3,031)

Cash flows from investing activities:
     Capital expenditures                                                        (306)          (208)
     Proceeds from asset sales                                                      -            695
                                                                            ---------       --------
Net cash provided by (used in) investing activities                              (306)           487
                                                                            ---------       --------

Cash flows from financing activities:
     Notes payable and line of credit                                          (1,502)           890
     Loans from affiliates                                                          -          1,603
     Issuance of long-term debt and warrants to affiliate                         876              -
     Issuance of long-term debt and warrants                                    5,000              -
     Debt issue costs                                                            (405)             -
     Payments of long-term debt                                                  (272)          (235)
     Cash overdraft                                                              (451)          (470)
     Proceeds from issuance of common stock                                        40              -
                                                                            ---------       --------
Net cash provided by financing activities                                       3,286          1,788
                                                                            ---------       --------

Net decrease in cash                                                              (33)          (756)

Cash, beginning of period                                                          55            938
                                                                            ---------       --------

Cash, end of period                                                         $      22       $    182
                                                                            ---------       --------
                                                                            ---------       --------



          See accompanying notes to consolidated financial statements.

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of presentation:

     The consolidated financial statements include the accounts of Kleer Vu Industries, Inc. (the Company) and its subsidiaries. All of the subsidiaries are wholly-owned and all intercompany balances and transactions have been eliminated. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals necessary to a fair presentation of the financial position as of June 30, 1995, and the results of operations and the statements of cash flows for the six months ended June 30, 1995, and 1994. Although, management of the Company believes that the disclosures in the financial statements are adequate to make the information not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1995.

     Certain prior period amounts have been reclassified to conform to current period's presentation.


2.   Inventories:

Inventories consisted of the following:


                                                   (Dollars in Thousands)
                                               June 30,          December 31,
                                                 1995                1994
                                               --------          ------------

     Raw materials                             $  5,604            $  4,371
     Work-in process                                 79                  87
     Finished products                            5,502               3,935
                                               --------            --------
                                               $ 11,185            $  8,393
                                               --------            --------
                                               --------            --------


3.   Financing:

     On May 1, 1995, the Company closed a senior subordinated loan transaction whereby the Company received $5,000,000 of loan proceeds from Pacific Mezzanine Fund, L.P. and its participant (the "PMF Loan"). Additionally, in order to comply with a condition precedent to the closing of the PMF Loan, Signal Resources, L.P. ("Signal"), an affiliate of the Company, loaned $1,500,000 to the Company (the "Signal Loan") on substantially the same terms as the PMF Loan, prior to the closing of the PMF Loan. The PMF Loan also contemplates that Signal, Mr. H. P. Park (the Company's Chairman and Co-Chief Executive Officer), Mr. David W. Hardee (the Company's President and Co-Chief Executive Officer), and / or their affiliates, or a syndicate arranged by any of them, will provide an additional loan of $1,500,000 (the "Additional Loan") by April 21, 1996. However, there is no penalty if this Additional Loan is not made. The PMF Loan, Signal Loan and any Additional Loan will bear interest at the rate of thirteen (13%) per cent per annum, payable quarterly. Repayment of principal is also on a quarterly basis, commencing twenty-one (21) months following the closing, through maturity on the seventh (7) anniversary date of closing. Repayment of the PMF Loan and the Signal Loan is subordinate to the Company's bank credit facility with LaSalle National Bank. The PMF Loan is secured by a first lien on the Company's machinery and equipment. The Company has agreed to use the loan proceeds for working capital purposes and to finance the development of the Company's Kodak photograph album line.

     In connection with their respective loans, PMF (including its affiliate and its participant) and Signal received Warrants (the "Warrants") to purchase 503,530 and 151,059 shares of the Company's common stock, respectively. The Warrants are exercisable for a five (5) year period commencing on March 31, 1996 at the exercise price of $6.00 per share, with an automatic net issuance conversion if the closing price of the Company's publicly traded common stock is at least $16.00 for twenty (20) consecutive trading days. The PMF and Signal loans have been treated as having been issued with Original Issue Discount in the amounts of $453,177. and $135,953. respectively. A comparable amount of the loan proceeds were allocated to the Warrants to reflect their value at the date of issuance. The Original Issue Discount will be amortized over the seven year term of the loans. Debt issue costs of $495,000. were incurred in connection with this financing.

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

4.   Supplemental cash flow disclosures:

          Supplemental schedule of noncash investing and financing activities:

               The Company converted loans from affiliates of $624,000 into long-term debt and warrants to affiliate.

               The Company recorded $589,130 of Original Issue Discount which has been off set against the related loans, and recorded in Additional paid-in capital, to reflect the value of the warrants issued in connection with the financing described in Note 3.

               The Company incurred $90,000 of debt issue costs, in connection with the financing described in Note 3, through the issuance of the Company's common stock.


ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 1995 VERSUS SECOND QUARTER 1994

     Sales for the three month period in 1995 decreased by $191,000 or 2.9% from those in 1994. Sales for the Company's album business declined by $282,000 or 5.6%, due primarily to the timing of releases to a major customer. Sales for the Company's other product lines increased by $91,000 or 6.0%.

     Gross profit margins declined from 22.1% during the second quarter of 1994 to 4.2% during the second quarter of 1995. This decline was primarily attributable to increased costs for the Company's principal raw materials, polypropylene and paper.

     Selling, general and administrative expenses increased from 22.3% of sales in 1994 to 29.8% of sales in 1995. The increase of $433,000 is largely due to the marketing and product development costs incurred to support the introduction of the Company's Kodak photograph album line at the conclusion of the second quarter of 1995.

     Interest expense in the second quarter of 1995 increased by $142,000 over the comparable period last year. The increase was a result of higher borrowing levels, including the PMF and Signal loans, to fund operating expenses and to build inventory for the Kodak line rollout. In addition, the Company experienced an increase in the prime rate of interest over last year.


FIRST HALF 1995 VERSUS FIRST HALF 1994

     Sales from the first half of 1995 improved by $528,000 or 4.5% over those for the first half of 1994. More relevant, sales for the Company's core photo album business achieved an increase of $1,081,000 or 12.9%, primarily attributable to market shares gains. Sales for the remaining core product lines increased by $347,000 in the first half of 1995.

     Gross profit as a percentage of sales declined from 19.2% in 1994 to 8.2% in 1995, due to the reasons noted above for the second quarter.

     Selling, general and administrative expenses increased from 28.9% of sales in 1994 to 32.1% of sales in 1995 due to the costs related to the introduction of the Kodak photograph album line.

     Interest expense increased in 1995 by $284,000 over 1994 due to the factors noted above for the second quarter.


LIQUIDITY AND CAPITAL RESOURCES

     Cash flows used in operating activities were $3,013,000 in the first half of 1995 compared to $3,031,000 in the first half of 1994. Operating losses and a buildup in inventories, to support anticipated sales increases and the rollout of the Kodak product line in the second half of the year, were primarily responsible for the use of cash in operations, and were offset somewhat by the collection of trade receivable, from the increased sales revenues during the fourth quarter of 1994. Capital expenditures to increase production capacity totaled $306,000 during the first half of 1995. As discussed in Note 3 to the Consolidated Financial Statements, the Company consummated a Senior Subordinated Loan on May 1, 1995 in the amount of $6,500,000. In addition to providing cash to support the above noted operating and investing activities, the proceeds from the PMF and Signal loans were used to reduce the Company's bank loan and to repay loans from affiliates of the Company. The Company expects that with the proceeds from the Subordinated Loan and improved cash flows from operations, it will be able to support the cash requirements for its anticipated growth.


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     The Company is currently involved in negotiations to settle the action brought by Westminster Capital, Inc. ("Westminster") against the Company and the Company's co-chief executive officers individually, for breach of a purported contract by the Company, by failing to borrow $5,000,000 from Westminster. (See the Company's Current Report on Form 8-K dated June 16, 1995 for more detailed disclosure concerning the action, which is incorporated by reference thereto.) The Company believes that Westminster's claims have no merit, but will attempt to negotiate a reasonable settlement. If a settlement cannot be achieved, the Company intends to vigorously defend the action.


ITEM 2 - CHANGES IN SECURITIES

     Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5 - OTHER INFORMATION

     Not applicable.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT
NUMBER         EXHIBIT
-------        -----------------------------------------------------------------

4(a) TIME NOTE for $5,000,000 by Kleer Vu Plastics Corporation ("KVP"), PAS Industry, Inc. ("PAS") and ProLine Storage Corporation ("ProLine") to Pacific Mezzanine Fund, L. P. ("PMF") dated April 21, 1995.

4(b) TIME NOTE for $5,000,000 by Kleer-Vu Industries, Inc. ("Company") to Signal Resources, L. P. ("Signal") dated April 28, 1995.

4(c) SENIOR SUBORDINATED LOAN AND SECURITY AGREEMENT between KVP, PAS and ProLine, and PMF dated April 21, 1995.

4(d) KVI SUBORDINATED LOAN AGREEMENT between the Company and Signal dated April 21, 1995.

4(e) Amendment to SECURITY AGREEMENT between KVP and LaSalle National Bank ("LaSalle") dated April 26, 1995.

4(f)           Amendment to SECURITY AGREEMENT between KVP and LaSalle dated
               April 28, 1995.

4(g)           Amendment to SECURITY AGREEMENT between KVP and LaSalle dated
               June 15, 1995.

10 WARRANT PURCHASE AGREEMENT between the Company and PMF, BW Capital Corporation, Pacific Private Capital and Signal dated April 21, 1995.

(b)  Reports on Form 8-K:

               The Company filed a Current Report on Form 8-K dated June 16, 1995 which disclosed under Item 5 the commencement of an action by Westminster against the Company, and its co-chief executive officers individually, for a breach of a purported contract by the Company, by failing to borrow $5,000,000 from Westminster.

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KLEER-VU INDUSTRIES, INC.




Date:  August 11, 1995              /s/  Brian E. Leneck
       ---------------             -----------------------
                                   Brian E. Leneck
                                   Vice President
                                   Chief Financial Officer