Form 10-Q
period 1995-09-30
KLEER VU INDUSTRIES INC/DE/
filed 1995-11-17
CIK 719729

                     U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1995.
                                          -------------------

                    OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from             to            .
                                          -----------    -----------

                          COMMISSION FILE NUMBER: 1-8497
                                                  ------

                             KLEER-VU INDUSTRIES, INC.
                             -------------------------
                   (Name of Registrant as specified in its charter)


           DELAWARE                                       13-5671924
--------------------------------              ----------------------------------
(State or Other Jurisdiction of               (I.R.S. Employer or
Incorporation  Organization)                  Identification Number)

921 WEST ARTESIA BOULEVARD,
COMPTON, CALIFORNIA                                         90220
--------------------------------              ---------------------------------
(Address of Principal Executive               (Zip Code)
Offices)

  (310) 603-9330
-------------------------------
(Registrant's telephone number,
including area code)

  NOT APPLICABLE
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last year)


     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes     X                  No
                        ----------                 ----------


  There were 2,675,876 shares outstanding of the issuer's common stock, $0.10 par value, as of November 17, 1995. KLEER-VU INDUSTRIES, INC.

                              September 30, 1995
                                  (Unaudited)


                                     INDEX
                                     ------
                                                                        Page No.
                                                                        --------
PART I - Financial Information:

  Item 1. Financial Statements:

        Consolidated  Balance Sheets as of
          September 30, 1995 (Unaudited) and December 31, 1994 . . . .         3

        Consolidated  Statements of Operations
          for the Three Months and Nine Months Ended
          September 30, 1995 and 1994 (Unaudited). . . . . . . . . . .         4

        Consolidated  Statements of Cash Flows
          for the Nine Months Ended September 30, 1995
          and 1994 (Unaudited) . . . . . . . . . . . . . . . . . . . .         5

        Notes to Consolidated  Financial
          Statements (Unaudited) . . . . . . . . . . . . . . . . . . .         6


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . .         7


PART II - Other Information. . . . . . . . . . . . . . . . . . . . . .         8


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9

                      KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                (Dollars in Thousands)

                                       ASSETS


                                                                 September 30
                                                                     1995        December 31
                                                                 (Unaudited)        1994
                                                                 ---------------------------
Current Assets:
  Cash and cash equivalents                                      $    323        $     55
  Trade receivables, less allowance of $326 and $287
                                                                    4,556           7,594
  Inventories                                                      11,754           8,393
  Deferred income taxes                                               263             263
  Other                                                               392             325
                                                                 --------        --------
      Total current assets                                         17,288          16,630

Property and equipment, less accumulated depreciation and
  amortization of $4,822 and $4,392                                 4,064           4,145
Cost in excess of net assets acquired, net of accumulated
  amortization of $754 and $512                                     4,057           4,299
Deferred income taxes                                                 318             318
Due from officers                                                     196             173
Debt issue costs                                                      495
Other                                                                 547             521
                                                                 --------        --------
                                                                 $ 26,965        $ 26,086
                                                                 --------        --------
                                                                 --------        --------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Loans from affiliates                                          $    700        $    624
  Current maturities of long-term debt                                 22             219
  Trade accounts payable                                            4,215           4,203
  Cash overdraft                                                      524           1,153
  Accounts payable to affiliated company                            1,545           1,453
  Accrued expenses                                                  1,751           1,301
                                                                 --------        --------
      Total current liabilities                                     8,757           8,953

Loan from affiliate                                                 1,372
Long-term debt, less current portion                               13,431           9,184
Other noncurrent liabilities                                          315             353

Stockholders' equity:
  Preferred stock, $10 par value; 1,000,000 shares authorized;
      900,000 shares issued, aggregate liquidation preference
      of $900                                                       9,000           9,000
  Common stock, $0.10 par value; 10,000,000 shares authorized,
      2,683,020 and 2,633,700 shares issued, respectively             268             263
  Additional paid-in capital                                       17,063          16,160
  Deficit                                                         (22,697)        (17,245)
                                                                 --------        --------
                                                                    3,634           8,178

  Less:  Deferred compensation and notes from officers               (501)           (539)
    Common stock held in treasury, at cost; 7,144 shares              (43)            (43)
                                                                 --------        --------
      Total stockholders' equity                                    3,090           7,596
                                                                 --------        --------
                                                                 $ 26,965        $ 26,086
                                                                 --------        --------
                                                                 --------        --------




See accompanying notes to consolidated financial statements.

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (In Thousands Except Per Share Amounts)


                                                              Three Months Ended         Nine Months Ended
                                                                 September 30              September 30
                                                            ---------------------      ---------------------
                                                               1995        1994           1995        1994
                                                            ---------   ---------      ---------   ---------

Revenues:
  Net sales                                                 $   6,467   $   7,201      $  18,610   $  18,816

Costs and expenses:
  Cost of goods sold                                            5,849       5,833         16,994      15,215
  Selling, general and administrative                           1,997       1,731          5,806       5,084
  Restructuring costs                                                         506                        506
  Interest                                                        510         286          1,262         754
                                                            ---------   ---------      ---------   ---------
     Total costs and expenses                                   8,356       8,356         24,062      21,559

Loss from continuing operations                                (1,889)     (1,155)        (5,452)     (2,743)
Loss from discontinued operations                                            (794)                      (794)
                                                            ---------   ---------      ---------   ---------
Net loss                                                    $  (1,889)  $  (1,949)     $  (5,452)  $  (3,537)
                                                            ---------   ---------      ---------   ---------

Loss per share:
  Continuing operations                                     $    (.71)  $    (.48)     $   (2.05)  $   (1.30)
  Discontinued operations                                   $           $    (.33)     $           $    (.37)
                                                            ---------   ---------      ---------   ---------
  Net loss                                                  $    (.71)  $    (.81)     $   (2.05)  $   (1.67)
                                                            ---------   ---------      ---------   ---------


Weighted average common shares                              2,675,876   2,418,875      2,662,804   2,116,122
                                                            ---------   ---------      ---------   ---------
























                  See accompanying notes to consolidated financial statements.

                  KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                           (Dollars in Thousands)


                                                  Nine Months Ended
                                                     September 30
                                                  -----------------
Increase (decrease) in cash                        1995       1994
                                                  -------   -------
Cash flows from operating activities:
  Loss from continuing operations                 $(5,452)  $(2,743)
Adjustments to reconcile loss to cash used by
  ontinuing operations:
  Depreciation                                        430       482
  Deferred compensation and amortization              619       611
  Provision for bad debts                              39
  Gain on asset disposals                                      (406)
  Restructuring costs                                           506
Changes in assets and liabilities:
  Trade receivables                                 2,999    (1,049)
  Due from officers                                   (23)     (134)
  Inventories                                      (3,361)     (409)
  Other assets                                       (147)       76
  Accounts and acceptance payable                      96        88
  Accrued expenses                                    362      (581)
                                                  -------   -------
Net cash used by continuing operations             (4,438)   (3,559)

Loss from discontinued operations                              (794)
Adjustments to reconcile loss to cash
  used by discontinued operations:
  Settlement costs                                              794
  Change in accrued settlement costs                           (297)
                                                  -------   -------
Net cash used by operating activities                        (3,856)

Cash flows from investing activities:
  Capital expenditures                               (349)     (293)
  Proceeds from asset sales                                     926
                                                  -------   -------
Net cash provided (used) by investing activities     (349)      633

Cash flows from financing activities:
  Notes payable and line of credit                   (251)    1,468
  Loans from affiliates                               700     1,627
  Issuance of long-term debt and warrants to
    affiliate                                         876
  Issuance of long-term debt and warrants           5,000
  Debt issue costs                                   (408)
  Payments of long-term debt                         (273)     (339)
  Cash overdraft                                     (629)     (311)
  Proceeds from issuance of stock                      40
                                                  -------   -------
Net cash provided by financing activities           5,055     2,445
                                                  -------   -------

Net increase (decrease) in cash                       268      (778)

Cash, beginning of period                              55       938
                                                  -------   -------
Cash, end of period                               $   323   $   160
                                                  -------   -------


         See accompanying notes to consolidated financial statements.

                  KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of presentation:

     The consolidated Financial statements include the accounts of Kleer Vu Industries, Inc. (the Company) and its subsidiaries. All of the subsidiaries are wholly-owned and all intercompany balances and transactions have been eliminated. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals necessary to a fair presentation of the financial position as of September 30, 1995, and the results of operations for the three months and nine months ended September 30, 1995 and 1994, and the statements of cash flows for the nine months ended September 30, 1995, and 1994. Although, management of the Company believes that the disclosures in the financial statements are adequate to make the information not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1995.

     Certain prior period amounts have been reclassified to conform to current period's presentation.


2.   Inventories:

Inventories consisted of the following:

                                                (Dollars in Thousands)
                                              September 30,  December 31,
                                                  1995           1994
                                              -------------  ------------
     Raw materials                            $       5,956  $      4,371
     Work-in process                                     83            87
     Finished products                                5,715         3,935
                                              -------------  ------------
                                              $      11,754  $      8,393
                                              -------------  ------------


3.   Supplemental cash flow disclosures:

     Supplemental schedule of noncash investing and financing activities:

     The Company converted loans from affiliates of $624,000 into long-term debt and warrants to affiliates.

     The Company recorded $589,000 of Original Issue Discount which has been offset against the related loans, and recorded in Additional paid-in capital, to reflect the value of the warrants issued in connection with the financing of $5,000,000 from Pacific Mezzanine Fund, L.P. and its participant, and $1,500,000 from Signal Resources, L.P. during the second quarter of 1995.

     The Company incurred $90,000 of debt issue costs, in connection with the financing described above, through the issuance of the Company's common stock.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIRD QUARTER 1995 VERSUS THIRD QUARTER 1994

     Sales for the three month period in 1995 decreased by $734,000 or 10.2% from those in 1994. Sales for the Company's album business declined by $572,000 or 9.5%. Declining growth in the retail sector as well as some price erosion for the Company's products were primarily responsible for lower sales revenues. Sales for the Company's other product lines decreased by $162,000 or 13.6%.

     Gross profit margins declined from 19.0% in 1994 to 9.6% in 1995, due to
i) increased costs for the Company's principal raw materials, polypropylene and paper and ii) an underutilization of the Company's manufacturing capacity, due to reduced sales, as explained above.

     Selling, general and administrative expenses increased from 24.0% of sales in 1994 to 30.9% of sales in 1995. The increase of $266,000 is largely due to i) the marketing and product development costs incurred to support the introduction of the Company's Kodak photograph album line and ii) increased legal expenses.

     Interest expense in the third quarter increased by $224,000 over the comparable period last year. The increase was a result of higher borrowing levels to fund operating expenses and to build inventory for the new Kodak line.


NINE MONTHS 1995 VERSUS NINE MONTHS 1994

     Sales for the nine months of 1995 decreased by $206,000 or 1.1% from those for the nine months of 1994. Sales for the Company's photo album business achieved an increase of $509,000 or 3.5%. Sales for the Company's other product lines decreased by $715,000 or 16.3%. Approximately $900,000 of this decline was due to the disposition during 1994 of Dixie Printing Company, the microfilm business and the page protector business, offset by sales increases of $185,000 for the remaining product lines.

     Gross profit as a percentage of sales declined from 19.1% in 1994 to 8.7% in 1995, due to the reasons noted above for the third quarter.

     Selling, general and administrative expenses increased from 27.0% in 1994 to 31.2% in 1995, due primarily to the costs related to the introduction of the Kodak photograph album line.

     Interest expense increased in 1995 by $508,000 due to the factors noted above for the third quarter.


LIQUIDITY AND CAPITAL RESOURCES

     Cash flows used by operating activities were $4,438,000 in the first nine months of 1995 compared to $3,559,000 in the first nine months of 1994. Operating losses and a buildup in inventories, to support anticipated sales increases for the fourth quarter, were primarily responsible for the use of cash in operations, and were offset somewhat by the collection of trade receivables. Capital expenditures to increase production capacity totaled $349,000. The Company consummated a financing on May 1, 1995 in the amount of $6,500,000. The Company is currently in negotiations with the lenders to modify certain of the terms of the loans, including a reduction in the interest rates in exchange for an increased equity participation and a conversion of a portion of the loans to equity. During the third quarter the Company borrowed $700,000 from an affiliated company. The Company expects that with improved cash flows from operations, it will be able to support the cash requirements for the foreseeable future.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      The Company settled the action brought by Westminster Capital, Inc. ("Westminster") against the Company and the Company's co-chief executive officers individually, for breach of a purported contract by the Company.

ITEM 2 - CHANGES IN SECURITIES

         Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5 - OTHER INFORMATION

         Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         Not applicable.

                  KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KLEER-VU INDUSTRIES, INC.



Date: November 17, 1995            /s/ Brian E. Leneck
      ------------------           -----------------------
                                   Brian E. Leneck
                                   Vice President
                                   Chief Financial Officer