Form 10-K
period 1995-12-31
KLEER VU INDUSTRIES INC/DE/
filed 1996-04-15
CIK 719729

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549
                                      FORM 10-K

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
      For the fiscal year ended December 31, 1995.

                           or

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from ______________ to _____________.

                           COMMISSION FILE NUMBER:  1-8497

                              KLEER-VU INDUSTRIES, INC.
                (Exact name of registrant as specified in its charter)

               DELAWARE                              13-5671924
      (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)              Identification Number)

921 WEST ARTESIA BOULEVARD, COMPTON, CALIFORNIA         90220
- ------------------------------------------------        ------
    (Address of principal executive offices)          (Zip Code)

                  Registrant's telephone number:  (310) 603-9330
                                                  --------------

            Securities registered under Section 12(b) of the Exchange Act:

    TITLE OF EACH CLASS:              NAME OF EACH EXCHANGE ON WHICH REGISTERED:
 Common Stock, $.10 Par Value                  American Stock Exchange
 ----------------------------                  -----------------------

Securities registered under Section 12(g) of the Exchange Act:     NONE
                                                                   -----
                                                               (Title of class)

    Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days:    Yes    X        No
                 -----          -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [     ]


    The aggregate market value of the voting stock held by non-affiliates computed based on the closing price of the registrant's common stock at April 8, 1996 of $2.25 per share was approximately $2,718,666.

    There were 2,675,876 shares outstanding of the registrant's common stock, $.10 par value, as of April 8, 1996.


                         DOCUMENTS INCORPORATED BY REFERENCE

                                         None

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

                          1995 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS
                   ------------------------------------------
                   ------------------------------------------

                                    PART I

                                                                       Page
                                                                       ----
Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . .    3

Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . .    7

Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . .    8

Item 4.   Submission of Matters to a Vote of Security Holders . . . .    8


                                   PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters . . . . . . . . . . . . . . . . . . . .    9

Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . .   10

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . .   11

Item 8.   Financial Statements and Supplementary Data . . . . . . . .   15

Item 9.   Changes In and Disagreements with Accountants
          on Accounting and Financial Disclosure. . . . . . . . . . .   16


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant. . . . .   17

Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . .   18

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management. . . . . . . . . . . . . . . . . . . . . . .   21

Item 13.  Certain Relationships and Related Transactions. . . . . . .   22


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .  124

                                    PART I

ITEM 1.     BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Kleer-Vu Industries, Inc. (the "Company") is a leading U. S. designer, manufacturer and distributor of photo albums, storage and protection devices. The business is conducted through five wholly-owned subsidiaries: Kleer Vu Plastics Corporation ("KVP"), PAS Industry, Inc. ("PAS"), ProLine Storage Corporation ("ProLine"), The Channel Group, Inc. ("Channel") and Style Frames, Inc. ("Style"). The Company's products are sold to mass merchants and discount drug chains (such as Walmart, Target and Jack Eckerd Co.), membership clubs (including Price/Costco), department stores (including Kohls Department Stores) and specialty stores (such as Wolf Camera).

On December 29, 1994, the Company entered into a license agreement with Eastman Kodak Company (the "Kodak License") to manufacture photograph albums on a non-exclusive basis, and distribute them under the "Kodak" name throughout the United States, Canada and Mexico on an exclusive basis. Sales for the year ended December 31, 1995 of Kodak licensed product amounted to approximately $3.6 million. The initial term of the Kodak License runs to June 30, 1996. The Company has a right to renew the Kodak License for an additional six month term, and thereafter for three successive one year terms provided the Company achieves certain sales levels. The Company intends to renew the Kodak License and continue to develop the line.

To finance the rollout and development of the Kodak photo album line and for other working capital purposes, the Company borrowed $5,000,000 in senior secured subordinated debt from Pacific Mezzanine Fund, L.P. (the "PMF Loan") May 1, 1995. The Company also borrowed $1,500,000 from Signal Resources, L.P. ("Signal") an affiliate of the Co-chairman of the Company on substantially the same terms as the PMF Loan. The PMF Loan and the Signal Loan bear interest at a rate of 13% per annum payable quarterly. The PMF Loan is secured by a first lien of the Company's machinery and equipment. The
Company is currently in payment default under the PMF loan, however the Company has not received a notice of default, and pursuant to the PMF Loan, PMF cannot take any remedial action until 120 days have elapsed following a notice of default. Management believes but cannot assure that PMF will convert the PMF loan into equity in conjunction with the closing of the Company's anticipated Offering described below in "Restructuring and Acquisitions".

The Company is a Delaware corporation with a history dating back to 1943.

RESTRUCTURING AND ACQUISITIONS

In December, 1995, the Company's Board of Directors retained a new management team to return the Company to profitability. W. Blake Winchell was recruited to join the Company as President and Chief Executive officer. As part of the transaction, effective January 2, 1996, the Company acquired Channel and Style from Mr. Winchell. Channel and Style, based in Anaheim, California, manufacture and distribute photo frames to the mass merchant, department store and specialty store distribution channels, and share several major customers with the Company.

In December of 1995, the Board of Directors assembled a new management team to return the Company to profitability. The new management team implemented a multi-step plan to improve margins, reduce operational expenses, lower working capital requirements and restructure the balance sheet. Since December of 1995, the Company has:

       - Consolidated Brownsville, Tennessee manufacturing operations into the California facilities.

       - Consolidated Mexicali, Mexico manufacturing operations into the California facilities.

       -    Significantly reduced corporate administrative personnel.

       - Began an inventory liquidation program, reducing inventories by over $5 million from October 1995, through March 31, 1996.


As a result of the turnaround strategy described above, restructuring charges of $1,597,000 were recognized in December of 1995. Included in these expenses is $108,000 related to the writeoff of leasehold improvements.
These restructuring costs include reserves for $333,000 related to the closure of Mexico, $686,000 related to the closure of Tennessee, and $578,000 related to the termination of consulting agreements. These expenses will be paid as incurred from working capital, mostly over the next twelve months.

In consideration for the acquisition of the Channel and Style common shares described above, the Company assumed and agreed to indemnify Mr. Winchell against any personal liability with regard to, the indebtedness (the "Indebtedness") owed by Style to Well Fargo Bank, N.A. and Heller First Financial corporation of an amount which would not be more than $1,000,000 plus all costs, charges and fees associated with a default, if any, of such Indebtedness. At January 2, 1996 the Indebtedness was $932,372. Channel and Style combined had net assets of $865,000 as of January 2, 1996. As further consideration, debt owed to Mr. Winchell of $301,069 as of January 2, 1996 was assumed by the Company.

On March 4, 1996, the Company acquired the assets of Martin Holan Company ("Martin Holan"), a designer and marketer of photo albums, frames and wall decor products. Martin Holan sells to a broad range of department and specialty stores. The operations and financial position of Style, Channel and Martin Holan are not material to the Company's results of operations or financial position.

The Company is currently negotiating to raise an additional $3.5 million to $4.0 million in capital (the "Offering") which it expects to close by the end of the second quarter of 1996.

As a condition of closing the Offering certain subordinated debt holders and affiliated debt holders have preliminarily agreed to convert an aggregate of $10.2 million of debt into equity. Management can not assure that such conversion will be consumated.

NARRATIVE DESCRIPTION OF BUSINESS

INTRODUCTION

The Company designs, manufactures and distributes a broad range of products that store, display and protect photographs, documents, negatives and mementos.
These products serve the consumer photo album markets and the professional photography markets.

The Company's consumer photo albums are marketed through KVP and its other products through ProLine. All of the Company's consumer photo album products during 1995 were manufactured at either its Compton, California or Mexicali, Mexico facilities and distributed to its customers from either its manufacturing facility in Compton, California or its distribution warehouse in Brownsville, Tennessee. The Company's other products were produced and distributed from its facilities in Brownsville, Tennessee. Beginning in February 1996, all album products will be manufactured at the California facilities.

The Company is committed to producing high quality products, delivered on time at a competitive price. The Company has reorganized to improve the productivity and effectiveness of its distribution system, and the quality of its services to its customers. The Company has developed a sophisticated system of matching orders, production, and shipments with certain principal customers through an on-line computer system, which electronically interfaces with the computer systems of these strategic business partners.

PRODUCTS

The Company offers a broad line of photo albums, stationery items and protective sleeves for photographic accessories. In addition, the Company manufactures custom folded plastic products to industrial customers' specifications.

The Company's photo album products include a broad range of styles and designs. Styles include ring binder albums, which allow for the insertion and removal of pages, and bound albums. The photo albums are available in various sizes, ranging from pocket size to table top, and with various page formats and counts. The pages contained in the photo albums, which are of two basic types - magnetic adhesive and plastic pocket, allow for different photograph display combinations including a combination of photograph sizes on a single page and other features such as photo identification and negative storage. The Company does not use pages containing PVC which has been found to be harmful to photographs over time. The Company has a multitude of cover designs to suit the tastes of all consumers. Designs include, but are not limited to, wildlife, wood grain, marble, floral, traditional, and paisley motifs and themes. In May of 1995, the Company began sales under its Kodak License agreement with the Eastman Kodak Company. The license allows the Company to manufacture (on a non-exclusive basis) and distribute (on an exclusive basis) a new line of Kodak branded photo
album products, in the U. S., Canadian and Mexican markets.   (See PATENTS,
TRADEMARKS and LICENSES below.)

Beginning in 1996, the Company will design, import, manufacture and market a line of photo frames under its Style and Martin Holan brands.

MARKETING

The Company's products are sold through various divisions of KVP and ProLine as follows:

KVP markets photo albums and stationery items throughout the U. S. using its own direct sales force and manufacturing representatives. The two product lines of KVP - the Kleer Vu line and the Kodak line - serve the mass merchant, department store, drug chain, specialty store channels of distribution.

The custom products and government division of ProLine market their products principally to industrial and commercial concerns and government entities, respectively, through a direct sales force, manufacturing representatives, and telemarketing.

ProLine's telemarketing division, markets a broad range of photographic enclosures, archival pages, envelopes, and film cleaning chemicals principally to professional photography stores and distributors and photo-finishing concerns.

The Company also markets its products as an exhibitor at major trade shows throughout the U.S. and additionally has begun to penetrate certain export markets. Although foreign sales are currently insignificant to total revenue, initial offerings of the Company's album products have been well received in Canada and Mexico and ProLine sells products in Mexico and Europe.

The Style, Channel and Martin Holan products are marketed through a direct sales force and manufacturing representatives.

Net sales of photo albums, custom products, and other products were $22,748,000, $2,652,000, and $1,807,000, respectively, during 1995 and $23,921,000,
$2,817,000 and $2,621,000, respectively, during 1994 The sales volume of photo albums to the mass merchants, department stores and specialty stores is such a high percentage of its total sales volume, that KVP experiences greater sales volume during the pre-Christmas holiday season than during other periods of the
year.   Sales by KVP to the Wal-Mart and Target Stores totaled 42.3% and 10.1%
of consolidated revenues in 1995; 39.6% and 9.7% in 1994; and 30.2% and 16.8% in 1993, respectively. Loss of either of these customers would currently have a material adverse effect on the Company.

SEASONALITY

The Company expects its highest level of net sales during the third and fourth quarters due to the Christmas season. If for any reason, the Company's sales were to be substantially below those normally expected during such quarters, the Company's annual results would be adversely affected.

RAW MATERIALS AND INVENTORY

The Company's principal raw materials are paper, plastic film (polypropylene), glue, metal rings, printed papers, leather and vinyl. While the Company has more than one source of supply for each raw material, it purchases raw materials from a few selected suppliers in order to obtain better quality, pricing and delivery. During 1993 through November of 1995 film sourcing was conducted principally through affiliated companies as more fully discussed in Note 11 to the consolidated financial statements. Beginning in December of 1995, the Company terminated its relationship with the affiliated trading company and began sourcing film through an unaffiliated company. During the second half of 1994 through most of 1995, the Company and its industry experienced the effects of a worldwide shortage of polypropylene, the primary plastic used in the production of photo albums. The effects included cost increases approximating 30% for this material. Additionally, increased worldwide demand for paper products strained capacity for these products, including those used in the Company's production, with resultant cost increases of 8 - 30% for paper materials sourced by the Company. The Company was able to maintain an adequate supply of materials during this period, and, at the present time, believes it has sufficient sources of supply and inventories of materials to satisfy its requirements. Polypropylene prices peaked in the third quarter of 1995 and began to soften in the fourth quarter. Paper prices peaked in the second quarter of 1995 and began to decrease during the third quarter of 1995.

The cost of raw materials used by the Company have historically been highly cyclical; however, due to changing worldwide economic dynamics, the cycle periods are indeterminate. Further, the cost of plastics used is dependent in part upon the cost of petroleum, a derivative material, to its vendors. Management anticipates that any future increases or decreases in the cost of petroleum will impact the cost of plastics used by the Company.

There is a general trend in the album industry and at the Company to carry increasing quantities of finished good inventory to meet rapid delivery requirements and to maintain continuous allotments of raw materials from vendors to support these needs. The Company generally allows customers to return merchandise found to be defective within a reasonable period of time. The Company does not generally grant extended credit terms beyond sixty days to customers.

Substantially all of the Company's sales consist of items normally manufactured in a short period of time or items sold from stock. Additionally, there is a trend in the album customer base towards just-in-time ordering. Consequently, the Company does not consider its backlog of orders as of the end of its fiscal year to be material for an understanding of its business.

COMPETITION

The sale of photo albums is extremely competitive, with principal competitive factors historically consisting of design, quality, price, service and product line range. There are approximately ten domestic manufacturers of photo albums competing with the Company's album line, several of which are substantially larger and have greater financial resources and distribution capabilities than the Company. In addition, there are at least 25 importers of photo albums competing with the Company's product line.

In the sale of all of its other products, the Company competes with a great number of other business entities, both foreign and domestic, many of which are larger than the Company in terms of sales, financial resources, product development, facilities and channels of distribution.

PATENTS, TRADEMARKS AND LICENSES

KVP has developed recognition of certain of its trademarks and trade names over the years and believes that such marks and names have become material to the continuing operations of the business. These marks and names are registered with the United States Government, with such registrations being renewed as they expire. The Company has the non-exclusive rights to manufacture, and exclusive right to distribute, Kodak branded photo album products in the U. S., Canada and Mexico, and believes such rights are of significant value. The initial period of the Kodak License runs to June 30, 1996. The Company has the right to renew the Kodak License for an additional six month period, and thereafter for three successive one year terms provided the Company achieves certain sales levels.

Additionally, on December 3, 1991, KVP received a patent on its process of shrink-wrapping photo album covers. KVP initiated this technology in 1989 and since then it has been widely imitated throughout the industry. Due to the variety of alternative processing available to the industry, however, this patent is not believed to provide significant competitive advantage and has not been enforced. The Company intends to apply for protection on any patentable products or processes associated with the

Kodak line or any other products expected to have a long product life cycle. The Company cannot give any assurance that it can afford to defend any actions to protect its patents, or that a third party will not be able to successfully challenge its patents.

RESEARCH AND DEVELOPMENT

For the years ended December 31, 1995, 1994 and 1993, KVP spent approximately $390,000, $245,000 and $271,000 respectively on product development activities relating primarily to the improvement of existing products and manufacturing processes. All of these product development activities were sponsored internally.

ENVIRONMENTAL REGULATION

Federal, state and local laws and regulations relating to the protection of the environment have had no material effect upon the Company or upon its capital expenditures, earnings, or competitive position.

EMPLOYEES

The Company usually employs additional production personnel at it facilities during peak production seasons in order to meet production demands. The Company hired additional personnel at peak production seasons in the past three years, ranging from 5-10% of its total work force. As of April 8, 1996, the Company employed 247 full-time employees consisting of 6 executives, 12 sales personnel and 229 persons engaged in manufacturing and related support.

ITEM 2.     PROPERTIES

The Company's Compton, California operations are conducted in a factory-office building leased through November 2003, with renewal options through 2013. The Company's Brownsville, Tennessee operations were conducted in a factory-office building leased through 1995 and a distribution warehouse leased through December 1996. As of February 6, 1996, the Company closed its Brownsville manufacturing facility and moved the ProLine manufacturing operation to its Anaheim, California facility. The Company will continue to operate its distribution warehouse in Brownsville through the end of the lease. The Company's Mexicali, Mexico operations were conducted in a factory building leased through April 1997. As of February, 1996 the Mexicali operations were also closed with its production consolidated into the Compton, California facility. The operations of Style and Channel (acquired in January, 1996) are conducted in an office/warehouse building located in Anaheim California. The lease term ends on March 30, 1999 with an option to extend the lease for a period of six years. The Company's properties are in good condition and suitable for its present production and distribution requirements. In the opinion of management, the properties are adequately covered by insurance.

The Company's executive offices are located with its manufacturing facility at 921 West Artesia Boulevard, Compton, California, 90220, telephone number
(310)603-9330. The Tennessee distribution center is located at Kleer-Vu Drive, Brownsville, Tennessee, 38012, telephone number (901) 772-2500. The Anaheim Operations are located at 353 B North Euclid Way, Anaheim, California, telephone
(714) 956-7140.

The Company also owns two parcels of undeveloped land in Houston, Texas totaling approximately 97,000 square feet. While the book value of $65,000 was written off in December of 1995, these properties are currently offered for sale. Otherwise, the Company has no investments in real estate, or securities of, or interest in, persons primarily engaged in real estate transactions.

ITEM 3.     LEGAL PROCEEDINGS

In October 1993, Olla Beauty Products, Inc. ("Olla") commenced a third party action against Neslemur Company ("NLC") (a wholly-owned subsidiary of the Company which discontinued operations in 1987 and was discharged in bankruptcy under Chapter 7 of the Federal Bankruptcy Code in July 1991) and the Company in the Supreme Court of the State of New York, Bronx County. The action arose from a personal injury claim against Olla for $2,500,000 resulting from the use of cosmetics. Olla claims that if it is found liable, then NLC and the Company are liable to Olla. Olla has alleged that NLC was engaged in the business of manufacturing, compounding, packaging and distributing the cosmetic product that allegedly caused the injuries. The action is stayed against NLC by virtue of NLC's bankruptcy. The Company has denied Olla's allegations. Settlement negotiations in this matter are currently not being pursued since Olla's claims will only become ripe if the plaintiff in the Humphrey Action prevails or agrees to a settlement. NLC is and has been a corporation wholly separate and apart from the Company, which is its sole parent. The Company believes that such corporate insulation, among other things, is a meritorious defense to Olla's claims against the Company and management believes that the likelihood that Olla will prevail in an action to pierce the corporate veil is remote.

The Company and/or its subsidiaries are also subject to other legal proceedings and claims which have arisen in the ordinary course of business. Although their ultimate outcome cannot be predicted with certainty pending actual resolution, in the opinion of management, the disposition of the above matters will not have a material adverse effect on the consolidated financial statements.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of the year ended December 31, 1995.

                                    PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

The Company's Common Stock is traded on the American Stock Exchange (symbol "KVU") and the following constitutes the high and low sales prices for such stock as reported by that exchange for each quarter during the past two years. On April 8, 1996, the closing price was $2.25.


        1994                   HIGH            LOW
        ----                   ----            ---
    First Quarter         $   8.000        $ 4.250
   Second Quarter         $   4.625        $ 4.000
    Third Quarter         $   9.250        $ 4.125
   Fourth Quarter         $  11.375        $ 8.000


        1995
        ----
    First Quarter         $  10.250        $ 7.375
   Second Quarter         $   9.125        $ 6.875
    Third Quarter         $   6.875        $ 5.250
   Fourth Quarter         $   6.375        $ 4.125


The Company did not declare a cash dividend in 1994 or 1995. For 1996 and beyond, there is no assurance that the Company will declare any cash dividends since dividends to be paid by the Company are subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash needs, general business conditions, and present and future restrictions which are and may be imposed by lenders to the Company. Pursuant to the terms of the Company's current bank line of credit agreement, movement of funds are limited within the consolidated group and are restricted from use in the payment of cash dividends without the bank's prior approval. Additionally, the payment of cash dividends is restricted under the PMF loan, and can not be paid without PMF's approval. Restrictions under the PMF loan will terminate in the event that the loan is converted to equity. See "Certain Relationships and Transactions" and "Business -- Restructuring and Acquisitions"

As of April 8, 1996, there were approximately 1,577 stockholders of record of the Company's Common Stock.

ITEM 6.     SELECTED FINANCIAL DATA


                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                       1995      1994      1993      1992       1991
                                       ----      ----      ----      ----       ----
Net sales                            $27,207   $29,359   $24,392   $20,887   $19,848
Income (loss) from
  continuing operations              (14,020)   (2,703)   (2,952)    1,122       420
Income (loss) per share from
  continuing operations                (5.26)    (1.21)    (1.63)      .73       .32
Working capital                       (3,235)    7,677     3,949     3,742     3,888
Total assets                          20,056    26,086    24,473    10,316     9,022
Long term obligations                  6,181     9,537     6,882     3,736     4,177
Shareholders' equity (deficit)        (4,809)    7,596     7,238     2,935     1,461
Cash dividends declared per share         --        --        --       .08        --


Per share data above has been adjusted to give retroactive effect, as appropriate, for stock dividends declared during the five year period.

The acquisition of PAS in May 1993 and subsequent restructurings of the Company's operations materially affect the results of continuing operations and balance sheet data above for 1993 through 1995. See Note 2 to the consolidated financial statements for additional information related to the effect of these events.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS

OVERVIEW

The Company sustained losses from continuing operations in each of the fiscal years ending December 31, 1995, 1994, and 1993 in the amounts of $14,020,000, $2,703,000 and $2,952,000, respectively. The net loss in 1995 of $14,020,000 or
$5.26 per share compares to the net loss in 1994 of $3,497,000 or $1.56 per share, which includes a loss from discontinued operations of $794,000 or $.35 per share, and to a net loss in 1993 of $2,952,000 or $1.63 per share. During the second half of 1994 through most of 1995, the Company and its industry experienced the effects of a worldwide shortage of polypropylene, the primary plastic used in the production of photo albums. The effects included cost increases approximating 30% for this material. Additionally, increased worldwide demand for paper products strained capacity for these products, including those used in the Company's production, with resultant cost increases of 8 - 30% for paper materials sourced by the Company. In most cases, the Company was unable to pass these cost increases through to customers.

As more fully discussed in Note 2 to the consolidated financial statements, the Company acquired PAS in May 1993. Shortly after the acquisition, the Company began a consolidation of its album production into the PAS facilities in California and Mexico. With this consolidation complete, the Company restructured the remaining operations at KVP's Tennessee facility to discontinue certain unprofitable businesses. This phase of the restructuring consisted of the sale of the Company's microfilm, retail printing and office supply businesses and the discontinuance of certain custom and government product offerings which had become infeasible in the downsized operating environment of the Tennessee facility.

In December of 1995 the Company, as part of new management's strategy to return the Company to profitability, closed its manufacturing plant in Brownsville, Tennessee laying off forty Brownsville employees and moved the ProLine manufacturing operation to its Anaheim, California facility. The Company also closed its Mexicali, Mexico assembly unit, laying off approximately ninety employees and consolidated these operations into the Compton, California facility. The Company also restructured its headquarters, eliminating an additional fifteen employees. In connection with the consolidation and restructuring of its business, the Company incurred restructuring costs of $1,597,000, $506,000 and $723,000 in 1995, 1994 and 1993, respectively. Net restructuring costs in 1994 were $100,000, after an offset for gains on related business disposals of $406,000. Included in the 1995 restructuring costs of $1,597,000 was a writeoff of leasehold improvements of $108,000.
The restructuring costs comprise reserves for $333,000 related to the closure of Mexico, $686,000 related to the closure of Tennessee, and $578,000 related to the termination of consulting agreements. These expenses will be paid as incurred from working capital, mostly over the next twelve months.

The Company's financial statements for the year ended December 31 1995 have been prepared on a going concern basis. The Company incurred a net loss of $14,020,000 for the year ended December 31, 1995 and as of December 31, 1995 had a negative working capital of $3,235,000 and a stockholders' deficit of $4,809,000 and has missed or is slow in making payments to vendors. As of December 31, 1995, the Company was not in compliance with certain of its loan covenants. These covenants were subsequently waived by the bank on April 5, 1996. Should the Offering not occur by year end, the Company may not comply with certain loan covenants which become effective on that date. The Company's independent certified public accountants have included an explanatory paragraph in their report indicating there is substantial doubt with respect to the Company's ability to continue as a going concern. The Company's independent certified public accountants have stated that, if the Company is successful in raising $3.5 million to $4.0 million in capital by the end of the second quarter of 1996 and approximately $10.2 million of debt is converted into equity by subordinated debt holders and affiliated debt holders, they expect to remove the qualifying paragraph in their report. Management is currently in negotiations to raise between $3.5 million and $4.0 million in capital during the second quarter of 1996. Management is concurrently exploring other financing options. If the Company is unable to obtain additional financing, management may have to reduce or stop planned product expansion or scale back operations. There is no assurance that the Offering will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence.

RESULTS OF OPERATIONS

The tabulation that follows is a reformatting of amounts in the Consolidated Statement of Operations that additionally provides sales data by division to facilitate the discussion and analysis of operations below.


                                                                      (IN THOUSANDS)
                                                            1995           1994           1993
                                                          --------       --------       --------
Net sales:
   Albums                                                 $22,748        $23,921       $ 18,643
   Custom products                                          2,652          2,817          2,604
   ProLine                                                  1,484          1,529          1,331
   Government                                                 323            741            573
   Microfilm                                                                 272            731
   Other                                                                      79            510
                                                          --------       --------       --------
                                                           27,207         29,359         24,392
Cost of goods sold                                         25,024         23,449         19,412
                                                          --------       --------       --------
Gross profit                                                2,183          5,910          4,980
Selling, general, and administrative expenses              (8,214)        (7,440)        (6,707)
Interest expense                                           (1,835)        (1,073)        (  512)
Restructuring costs, net                                   (1,597)          (100)        (  723)
Writeoff of costs in excess of net assets acquired         (3,976)
Other revenues                                                                               10
Income tax expense                                           (581)
                                                          --------       --------       --------
Loss from continuing operations                           (14,020)        (2,703)        (2,952)
Loss from discontinued operations                                           (794)
                                                          --------       --------       --------
Net loss                                                  (14,020)      $ (3,497)       $(2,952)
                                                          --------       --------       --------
                                                          --------       --------       --------

                                                                            -12-

CONTINUING OPERATIONS

1995 COMPARED TO 1994

The Company's sales volume for 1995 declined in all product categories. Album sales decreased $1,173,000 or 5% and Custom Products declined $165,000 or 6%. The decline in album sales resulted from an unusually high level of promotional activity in the Company's largest customer in 1994 which was not repeated in 1995. Lower sales in Custom Products was caused by increased competition. The net decline for the other divisions of $463,000 from 1995 to 1994 related to the 1994 business disposals accompanying the Company's 1994 restructuring.

Gross margin declined substantially from 20.1% in 1994 to 8.0% in 1995 due to several factors. i) raw material prices increased substantially, and the Company was not able to pass on these higher costs through price increases, ii) the Company's lower sales volume resulted in higher unit costs related to reduced capacity utilization and iii) manufacturing inefficiencies caused higher unit costs. In December, 1995, the Company's senior manufacturing personnel were replaced, and these inefficiencies have subsequently been eliminated. Additionally, eliminating the Brownsville and Mexicali facilities in early 1996 reduced fixed manufacturing overhead, increasing overall capacity utilization.

Selling, general and administrative costs increased by 10.4% from $7,440,000 to $8,214,000. The $774,000 increase includes a $200,000 increase in compensation, a $250,000 increase in legal and other outside services and $100,000 in additional artwork, primarily related to the launch of the Kodak product line. The recent closing of the Brownsville, Tennessee facility and the reduction of administrative personnel in Compton in early 1996 has reduced this category of expense substantially.

Interest expense increased by $762,000 reflecting higher debt levels throughout the year. The debt level reflects increased borrowings under the bank facility and the issuance of $6,500,000 in senior secured subordinated debt in April 1995. Interest expense for 1996 is expected to be lower pending the conversion of certain subordinated and affiliated debt into equity in conjunction with the anticipated Offering described above.

As a result of the new management strategy, the Company determined that certain assets were impaired and as a result wroteoff costs in excess of net assets acquired in the amount of $3,976,000 and deferred taxes in the amount of $581,000.

No tax benefits were recorded for the losses in 1995, 1994 or 1993 due to realizability considerations. As of December 31, 1994 and 1993, the Company had recorded net deferred tax assets totalling $581,000, the realization of which management believed was more likely than not that there would be future taxable income. The balance of deferred taxes was written off in the fourth quarter of 1995 and no new deferred taxes were added in 1995 to reflect management's belief that it is more likely than not that this asset is not realizable in the near future.

1994 COMPARED TO 1993

The Company's growth in sales volume for 1994 was comprised of an increase in Album sales of $5,278,000 or 28.3%, offset by a net decline in sales of $311,000 or 5.4% for the Company's other divisions. The net decline for the other divisions included sales volume losses of $1,073,000 related to the business disposals accompanying the Company's restructuring offset by sales increases of $762,000 for the remaining operations located in Brownsville, Tennessee. Sales increases generally represent market share gains for the respective businesses, although sales pricing improved marginally overall due to the relatively lower pricing in 1993 of the Album promotional sales which represented the bulk of the sales increases for that year.

Gross profit margins declined slightly from 20.4% in 1993 to 20.1% in 1994, as the effects of material cost increases more than outweighed the favorable effects of i) increased capacity utilization, ii) the elimination of the inefficiencies and other duplicate costs associated with the 1993 move of the Album operations, iii) the nonrecurrence of the promotional pricing of 1993, and
iv) the restructuring of the Brownsville, Tennessee operations. During the last half of 1994, the Company incurred dramatic increases in the costs of polypropylene, its primary plastic material, and the paper materials used in its products. A worldwide shortage of these materials had the effect of increasing the weighted average cost of the Company's Album products by approximately 20%.

Selling expenses were $3,215,000 and $2,872,000 for 1994 and 1993, respectively, representing a decline in relation to sales from 11.8% in 1993 to 11% in 1994. Incremental freight costs to transfer finished product from the Company's California facility to Tennessee for distribution to its Album customers' Central and Eastern locations were more than compensated for by relatively lower outbound freight and commission levels due to favorable customer mix changes between the years. General and administrative expenses increased by $390,000 or 10%. This represents the net impact of i) full year effects in 1994 of the larger infrastructure implemented in 1993 to handle the expanded Album operations and multiple locations, ii) full year amortization in 1994 of the cost in excess of net assets acquired in the PAS acquisition, iii) the inclusion in 1993 of write-offs of $233,000 of certain non-operations related assets, and
iv) those increases being reduced by the downsizing of the administrative functions of the Brownsville, Tennessee operations. Interest expense increased by $561,000 in 1994 due to higher average outstanding borrowings during the period to support the Company's growth and increasing interest rates during the year.

DISCONTINUED OPERATIONS

During 1994, the Company settled its two litigations related to Main Park Properties, Inc. ("MPP"), a former subsidiary of the Company which was disposed of in 1990, recording a loss from discontinued operations of $794,000, the present value of the cash settlement payments to be made through 1999. The Company's discontinued operations had no impact on 1995. Management anticipates no future impact to results of operations from its previous businesses.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from continuing operations deteriorated significantly in 1995, 1994 and 1993 with the Company using $6,592,000, $6,291,000 and $5,492,000, respectively. The increased usages resulted principally from the Company's losses from continuing operations in 1995, 1994 and 1993, an increase in accounts receivable of $3,715,000 in 1994 due to higher sales levels in the fourth quarter, and an increase in inventories of $4,079,000 in 1993 to support increasing sales levels. The losses in 1995 (less non cash charges of $6,154,000 for restructuring costs and the writeoff of deferred income taxes and cost in excess of net assets acquired) and 1994 from continuing operations reflect increased raw material costs as well as lower plant utilization rates described above.

Net cash used by investing activities in 1995 was $404,000, for capital expenditures, compared to cash provided from these activities in 1994 of $476,000. Net cash usage from investing activities was $917,000 in 1993. The improvement in 1994 resulted from a decline in capital expenditures which totalled $450,000 in 1994, coupled with the receipt in 1994 of $926,000 from the sales of assets related to the downsizing of the Brownsville, Tennessee operations.

Cash to finance the increased usages in 1995 and 1994 were obtained from increased borrowings under the Company's bank line of credit of $318,000 and $2,533,000 in 1995 and 1994, respectively, loans from affiliates of $1,453,000 and $2,251,000 in 1995 and 1994, respectively, and the issuance of $5,000,000 of long term-debt in 1995. The loans from affiliates were principally from Hardee Capital

Partners, L.P., an institutional investor in the Company, and as discussed in
Note 11 to the consolidated financial statements, loans from affiliates of $3,231,600 were converted into 646,320 shares of the Company's common stock in 1994.

In June 1993, KVP's bank borrowing facility was expanded to include PAS and the total facility was increased from $6,000,000 to $11,300,000. In accordance with the terms of the credit facility, movement of funds from KVP and PAS to the parent Company is restricted. Consequently, the payment of future cash dividends are not only contingent upon such factors as financial condition, future earnings, and cash needs, but also require the bank's and PMF's approval.

At December 31, 1995 the Company had approximately $486,000 available for additional borrowings under its borrowing facility based on its collateral borrowing base as of that date, before deducting committed funds of $299,000 for outstanding checks, leaving a net availability of $187,000. As noted above, management is concurrently exploring other financing options. If the Company is unable to obtain additional financing, management may have to reduce or stop planned product expansion or scale back operations.

The Company had no significant commitments for future capital expenditures at December 31, 1995.

OUTLOOK

The dramatic structural and organizational changes which were made within the Company during December of 1995 and January of 1996 are resulting in measurable improvements to both the Company's operations and working capital. Through March 31, 1996:

       - Inventories have been reduced by $5,000,000 from the balance at October 30, 1995.

       - Gross margin, excluding close out sales, has increased to 19% during the quarter ended March 31, 1996 due to higher capacity utilization and elimination of inefficient manufacturing practices.

       - Selling, general and administrative costs have been reduced by $1,500,000 on an annual basis.

       - The Company's redesigned product line has been well received by current and potential customers.

In addition, certain events in the marketplace suggest that the downward pressure on margins may begin to ease as a result of:

     Prices for key raw materials were stable for the first quarter of 1996 and in some cases the Company is benefiting from price decreases.
     Marginal competitors are exiting the business.
     Mass merchants are beginning to benefit from improvements in business.

Based upon the foregoing, the Company anticipates, but cannot assure, that improvement to the Company's operations and working capital will continue for the balance of 1996.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived assets to be Disposed of (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position at December 31, 1995 or results of operations.

"Accounting for Stock-Based Compensation" (SFAS No. 123) issued by the (FASB) is effective for specific transactions entered into after December 15, 1995, while the disclosure requirement of SFAS No. 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company does not expect adoption to have a material effect on its financial position or results of operations. At the present time, the Company has not determined if it will change its accounting policy of stock based compensation or only provide the required financial statement disclosures. As such, the impact on the Company's financial position and results of operation is currently unknown.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted as a separate section to this report on pages F-1 through F-29.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The Company's Certificate of Incorporation provides for no less than three and no more than twelve Directors, and provides for three classes of Directors. The term of each class of Director is three years and the term of one class expires each year in rotation. At the present time, there are a total of three Directors. The Board of Directors is empowered to fill vacancies on the Board. The Company's Directors and Executive Officers for the fiscal year ended December 31, 1995 and currently are listed below:


                                                                  OFFICER AND/OR
NAME                   AGE    POSITION WITH COMPANY               DIRECTOR SINCE
- ----                   ---    ---------------------               --------------
Hee Poong Park          48    Co-Chairman of the Board                 1993

David W. Hardee         49    Co-Chairman of the Board                 1994

W. Blake Winchell       43    President, Chief Executive Officer       1995
                              and Director


BUSINESS EXPERIENCE

Hee Poong Park served as Chairman of the Board of Directors since September 29, 1993 until he was appointed Co-Chairman on December 7, 1995. Mr. Park's current term as a Director expires in 1996. Mr. Park was Co-Chairman of the Board from May, 1993 to September, 1993. Mr. Park served as President from May, 1993 and Chief Executive Officer from September, 1993 until December 7, 1995. Mr. Park served as President of KVP from April 1, 1994 to December 7, 1995. Mr. Park also served as Chief Executive Officer of two of the Company's subsidiaries, KVP from May, 1993 to December 7, 1995 and PAS from May, 1992 to December 7, 1995. Mr. Park continues to serve as Chairman of Signal Products, Inc., California, an import and distribution company, since his appointment in 1992. During the period from 1989 through 1992, Mr. Park was President of Techsan International, Inc., Korea, a medical products distribution company.

David W. Hardee serves as Co-Chairman of the Board of Directors. He was appointed as a Director of the Company by the Board of Directors on August 19, 1994, to fill a vacancy on the Board. Mr. Hardee was elected to a three year term expiring in 1997 at the Company's annual meeting of stockholders on December 16, 1994. Additionally, Mr. Hardee was appointed President and Co-Chief Executive Officer of the Company on August 19, 1994 and served as President of ProLine Storage Corporation, one of the Company's subsidiaries until December 7, 1995 when he was appointed Co-Chairman of the Company, KVP, PAS and ProLine. Mr. Hardee continues as CEO of ProLine, a post he has held since August of 1994. In addition to his duties as Co-Chairman of the Company, Mr. Hardee is managing general partner of Hardee Capital Partners, L.P. ("HCP"), an investment partnership with offices in Santa Monica, California. HCP is a principal stockholder of the Company. Mr. Hardee also serves as a Director of Grip Technologies, Inc. Prior to setting up HCP on July 1, 1992, Mr. Hardee was a partner of the Washington, D.C. law firm of Akin, Gump, Strauss, Hauer & Feld for eight years. Mr. Hardee is a graduate of Washington & Lee University and the Law School of Duke University.

W. Blake Winchell was appointed as President, Chief Executive Officer and a Director of the Board on December 7, 1995 to fill a vacancy on the Board. Additionally, Mr. Winchell was contemporaneously appointed as President, Chief Executive Officer and Director of KVP and PAS and President and Director of ProLine. Mr. Winchell has also been President and Chief Executive Officer of Channel since June 1993 and Style since July 1993. Mr. Winchell is a graduate of Dartmouth College with an MBA from Stanford University. He is a CPA and was associated with Bain & Company and Leucadia National Corporation from 1978 to 1983 and 1985 to 1991, respectively.

FAMILY RELATIONSHIPS

No family relationship exists between any Director or executive officer of the Company or any person contemplated to become such.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

To the Company's knowledge, based solely on a review of copies of Forms 3 and 4 furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1995, all Section 16(a) filing requirements applicable to the Company's officers, directors, and 10% shareholders were complied with, except that Blake Winchell, a director of the Company, filed a Form 3 late. No Form 5 was filed by any director in 1995, the Company being unaware as to whether any such filing was required.

ITEM 11.   EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE



                                              ANNUAL       LONG TERM
                                           COMPENSATION  COMPENSATION
                                                            AWARDS
- ----------------------------------------------------------------------
 NAME AND PRINCIPAL POSITION       YEAR      SALARY($)      OPTIONS
                                                            /SAR'S
                                                              (#)
- ----------------------------------------------------------------------
 (a)                               (b)          (c)           (g)
- ----------------------------------------------------------------------
 HEE POONG PARK                    1995      109,094(1)
 Co-Chairman of the Board          1994      136,692(1)
                                   1993      120,000(2)
 ----------------------------------------------------------------------
 DAVID W. HARDEE                   1995       109,231
 Co-Chairman of the Board          1994         1(3)
                                   1993          0
 ----------------------------------------------------------------------
 W. BLAKE WINCHELL                 1995         0(4)        500,000(4)
 President and Chief Executive     1994          0
 Officer                           1993          0


(1) Mr. Park's employment agreement was amended as of April 11, 1994, to reduce Mr. Park's salary from $180,000 to $120,000 per annum. Mr. Park's salary was further reduced in November of 1995 to $100,000. As of December 7, 1995, Mr. Park's salary was terminated.

(2) Represents eight months of Mr. Park's annual salary of $180,000 under his employment agreement with the Company which commenced in May, 1993 upon his hiring by the Company.

(3) Mr. Hardee accepted $1 as compensation from August 19, 1994 through December 31, 1994. Effective January 1, 1995 Mr. Hardee's salary was increased to $120,000 per annum. Mr. Hardee's salary was reduced to $100,000 in November of 1995 and was terminated on December 7, 1995. The Company intends to renegotiate salary arrangements at some time in the future.

(4) Mr. Winchell received options to purchase 500,000 shares of the Company's common stock in lieu of compensation during the initial four months of his tenure as Chief Executive Officer. As discussed below Mr. Winchell does not have an employment agreement with the Company. Such options are not included in salary.

STOCK OPTIONS

No stock appreciation rights were issued, exercised or outstanding during fiscal 1995 or prior thereto. Stock options to purchase 500,000 shares of the Company's common stock were granted to Mr. Winchell on December 7, 1995 with an expiration date of December 7, 2000. The options are exercisable at any time after stockholder approval is obtained. The exercise price of Mr. Winchell's options is not fixed. The exercise price is equal to (i) the lowest closing price of the common stock on the American Stock Exchange commencing December 7, 1995 and ending on the earlier of the date the options are exercised, or the fifteenth day following the date the Company files its 1995 annual report on Form 10K, or (ii) the lowest price at which the Company's common stock is sold by the Company to any other party, whichever is earlier. No stock options were exercised during 1995. The following table depicts option exercise activity in the last fiscal year and fiscal year-end option values with respect to each of the executive officers named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISE IN LAST FISCAL YEAR END AND
FISCAL YEAR END OPTION VALUES


                                                              # OF UNEXERCISED        VALUE OF
                                                              OPTIONS AT FISCAL      UNEXERCISED
                                                                YEAR-END (#)        IN-THE-MONEY
                                                                                  OPTIONS AT FISCAL
                                                                                     YEAR-END ($)

                                                                  12/31/95            12/31/95
                       SHARES ACQUIRED                          EXERCISABLE/        EXERCISABLE/
        NAME           ON EXERCISE (#)   VALUE REALIZED ($)     UNEXERCISABLE       UNEXERCISABLE

         (a)                 (b)                 (c)                 (d)                 (e)
- ----------------------------------------------------------------------------------------------------
HEE POONG PARK                                                         0/0                  0/0

DAVID W. HARDEE                                                        0/0                  0/0

W. BLAKE WINCHELL                                                0/500,000                  0/0(1)


(1) The options are exercisable at any time after stockholder approval is obtained. The exercise price of Mr. Winchell's options is not fixed. The exercise price is equal to the lowest closing price of the common stock on the American Stock Exchange commencing December 7, 1995 to the date the options are exercised or the fifteenth day following the date the Company files its 1995 annual report on Form 10K, which ever is earlier or the lowest price at which the Company's common stock is sold by the Company
to any other party.   Accordingly, a value can not be attributed to the options
at this time.

      DEFINED BENEFIT PENSION PLAN

      The Company has a non-contributory defined benefit pension plan which was amended effective October 1, 1994, to freeze future benefit accruals. The benefits are based on years of service and the employee's final compensation level.


      DIRECTOR'S REMUNERATION

      Members of the Company's Board of Directors who are not employees of the Company or any of its subsidiaries are to receive a monthly director's fee of $500. During 1995, each of the Directors of the Company were also employees, and consequently no Director's fees were paid.

      EMPLOYMENT AGREEMENTS

      On April 11, 1994, Mr. Park agreed to receive a base salary of $120,000 per annum. In November of 1995, Mr. Park's salary was reduced to $100,000 and subsequently terminated December 7, 1995.

      Mr. Hardee does not have an employment agreement.  Mr. Hardee received
      $1 compensation for 1994 and a salary of $120,000 per annum commencing January 1, 1995. In November of 1995, Mr. Hardee's salary was reduced to $100,000 and subsequently terminated December 7, 1995. The Company intends to renegotiate salary arrangements at some time in the future.

      Mr. Winchell, who became President and Chief Executive Officer of the Company December 7, 1995, does not have an employment agreement. Mr. Winchell received options to purchase up to 500,000 shares of common stock as compensation during the initial four month period of his employment in conjunction with the Company's acquisition of Channel and Style described in "Certain Relationships and Related Transactions". In conjunction with the closing of the Offering, the Company and Mr. Winchell will execute an employment agreement which is currently being negotiated.

      COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Until December 7, 1995, the compensation committee of the Company was comprised solely of Mr. Hee Poong Park. He served as Chairman of the Board of Directors since September 29, 1993 until he was appointed Co-Chairman on December 7, 1995. Mr. Park was Co-Chairman of the Board from May, 1993 to September, 1993. Mr. Park served as President from May, 1993 and Chief Executive Officer from September, 1993 until
      December 7, 1995. Mr. Park served as President of KVP from April 1, 1994 to December 7, 1995. Mr. Park also served as Chief Executive Officer of two of the Company's subsidiaries, KVP from May, 1993 to December 7, 1995 and PAS from May, 1992 to December 7, 1995. Park is the beneficial owner of 31% of the voting stock of the Company. Mr. Hardee and Mr. Winchell were appointed to the committee for 1996 to replace Mr. Park.

      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of April 8, 1996: (i) the name and address of each person who owns of record or who is known by the Board of Directors to be the beneficial owner of more than 5% of each class of the company's outstanding voting securities, (ii) each of the Company's directors and executive officers, and (ii) all of the Company's executive officers and directors as a group.


                                        NAME AND ADDRESS                 AMOUNT AND NATURE
TITLE OF CLASS                          OF BENEFICIAL OWNER            OF BENEFICIAL OWNER             PERCENT OF CLASS
- -----------------------------------------------------------------------------------------------------------------------------
Common Stock, $.10 par value            Hee Poong Park                          396,876(1)                   14.9%(1)
                                        1207 Mahalo Drive
                                        Compton, CA  90220

Common Stock, $.10 par value            Hardee Capital Partners, L.P.         1,070,704(2)                   40.2%(3)
                                        1040 Fourth Street, Suite 401
                                        Santa Monica, CA  90403

Common Stock, $.10 par value            David W. Hardee                       1,070,704(4)                   40.2%(3)
                                        Hardee Capital Partners, L.P.
                                        1040 Fourth Street, Suite 401
                                        Santa Monica, CA  90403

Common Stock, $.10 par value            W. Blake Winchell                             0                       0.0%(5)
                                        Kleer Vu Industries, Inc.
                                        921 W. Artesia Boulevard
                                        Compton, CA  90220

Common Stock, $.10 par value            All of the Company's Executive        1,467,580(5)                   55.1%(3)
                                        Officers and Directors as a Group
                                        (3 persons)

Preferred Stock, $10.00 par value       Hee Poong Park                          703,126(6)                   78.0%
                                        (see address above)

Preferred Stock, $10.00 par value       Hee Kook Park                           168,526(6)                   19.0%
                                        1207 Mahalo Drive
                                        Compton, CA  90220

Preferred Stock, $.10 par value         All of the Company's Executive          703,126                      78.0%
                                        Officers and Directors as a Group
                                        (3 persons)


- -------------------
(1) Percentage of Common Stock outstanding without giving effect to the conversion of 703,126 shares of Preferred Stock owned by Mr. Park. If all 900,000 outstanding shares of Preferred Stock were converted, Mr. Park would own 1,100,002 shares of Common Stock or 31% of 3,575,876 outstanding shares of Common Stock. All of Mr. Park's common stock and any subsequently acquired common stock, (including common stock issued upon the conversion of his preferred stock and all of Mr. Park's preferred stock) are pledged as collateral to a $2,700,000 promissory note due on December 15, 1996, to Elk International Corporation, Limited ("Elk").

(2) Includes 105,860 shares owned by Mr. Hardee, the Managing General Partner of Hardee Capital Partners, L.P., ("HCP") in his Individual Retirement Account. 779,444 shares of common stock owned by HCP and any common stock subsequently acquired are pledged as collateral to a promissory note with a balance of $680,000 due on December 15, 1996 to Elk and a $1,444,445 promissory note due on December 15, 1996 to MicroTel International, Inc. ("MicroTel").

(3) Does not give effect to the conversion of Preferred Stock. If the Preferred Stock is converted, the percentage of ownership of the outstanding Common Stock of the Company is as follows: HCP - 30%; David
       W. Hardee - 30%; Hee Poong Park 30%; and all Directors and executive officers as a group - 66%.

(4) Includes 964,844 shares owned by HCP. 779,444 shares of common stock owned by HCP and any common stock subsequently acquired are pledged as collateral to (i) a promissory note with a balance of $680,000 due on December 15, 1996 to Elk and (ii) a $1,444,445 promissory note due on December 15, 1996 to MicroTel.

(5) Excludes 500,000 common shares underlying options granted to Mr. Winchell which are only exercisable following shareholder approval.

(6) Beneficial ownership of shares owned by Hee Kook Park, the brother of Hee Poong Park, the Company's Co-Chairman, is not attributed to Hee Poong Park. 250,000 shares of preferred stock are pledged as collateral to Elk as security for Park's promissory note.

       CHANGES IN CONTROL

       On September 29, 1993, Park and HCP acquired substantially all of the stockholdings in the Company (i.e. 540,000 shares of common stock ) owned by Elk International Corporation Limited ("Elk"), a company whose sole director is the brother of Daniel Dror, the former Co-Chairman of the Company, for $2,000,000 in cash and promissory note of $4,500,000 in the aggregate. One of HCP's promissory notes, in the amount of $1,444,445 (the"HCP/MicroTel Note") was assigned in 1994 by Elk to MicroTel International, Inc. ("MicroTel"), a public company of which Mr. Dror is Chairman of the Board and Elk is a principal shareholder. The promissory notes were due and payable on December 31, 1995. The payment terms of the notes were amended in January and February 1996 as follows. The HCP $805,555 promissory note to Elk was extended whereby $125,000 was paid on February 5, 1996 and $680,000 is to be paid on December 15, 1996. In consideration of the extension, HCP agreed to pay $44,000 commencing in February 1996 in equal monthly installments. The HCP/MicroTel Note payment date was extended to December 15, 1996. The payment date of Park's promissory notes were extended to December 15, 1996 and they were consolidated and amended from $2,250,000 to $2,700,000, which included $450,000 as consideration to extend the payment dates. Park's and HCP's respective promissory notes are secured by their respective shares comprising the 540,000 shares plus any other shares of Common Stock which were acquired, or which will be acquired, by Park and HCP subsequent to September 29, 1993. Additionally, Park has pledged 250,000 shares of Preferred Stock as additional collateral. Park and HCP have pledged an aggregate of 1,176,320 shares of Common Stock (44% of the outstanding common stock) and 250,000 shares of Preferred Stock, which together with the pledged Common Stock represents 33% of the outstanding voting stock of the Company, as security for the repayment of the promissory notes. Giving effect to the conversion of certain warrants by creditors of the Company, including the principal stockholders of the Company, Park and HCP will hold 30.9% of the outstanding common stock and 45.5% of the outstanding voting stock (See "Certain Relationships and Related Transactions"). Failure to make any payment under a promissory note is an event of default with respect to such note. In the event Park and/or HCP default on the repayment of their promissory notes and Elk and/or MircoTel forecloses on the security and acquires the pledged shares, Elk will become a principal stockholder of the Company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       From 1993 to December 1995, the Company had a supply arrangement with Crown, a trading company affiliated with the Chairman of the Company, for the purchasing of certain raw materials and subcomponents of its photograph album business from foreign sources. The affiliate acted as an intermediary in the sourcing of the materials, handling the logistics and financing of the international purchases. The Company purchased the related materials from the affiliate company at its cost plus a 4% handling fee and pays the affiliate a finance charge at 2% over the prime rate from date of invoice until paid. During 1995 and 1994, the Company purchased materials totalling approximately $3,018,000 and $2,511,000, respectively, from Crown and incurred related finance charges of approximately $188,000 and $151,000, respectively. The balance due under this arrangement at December 31, 1995 and 1994 of $1,748,000 and $1,453,000, respectively. The supply arrangement was discontinued in December of 1995 to use a nonaffiliated trading company for sourcing its raw materials.

       On April 7, 1995, Signal Resources, L.P. ("SRLP"), an investment partnership owned 55% and 45% by Messrs. Park and Hardee, respectively, and PMF, an institutional investor which has no affiliation with the Company or the Company's affiliates, provided the Company with a Senior Loan Facility of $6,500,000. SRLP provided $1.5 million of the funds and PMF provided $5 million.

       The loan bears interest at a rate of 13% per annum payable quarterly and principal payments begin twenty-one months after closing in varying quarterly amounts through the maturity of the facility on the seventh anniversary of the closing. The PMF loan, is subordinated to the Company's bank credit facility, is secured by a first lien on the Company's machinery and equipment. In connection with the loan, SRLP and PMF received warrants to purchase 151,059 and 503,530 shares of the Company's common stock, respectively. The warrants are exercisable for a five year period commencing on the first anniversary date of issuance at $6.00 per share, with a mandatory net issuance when the Company's common stock has traded on the American Stock Exchange at or above $16 per share for 20 consecutive business days. In the event that an additional $1.5 million loan is not funded by April 21, 1996, additional warrants to purchase 151,059 shares which were to be issued in conjunction with that funding, will be issued to SRLP and PMF in the amounts of 34,859 and 116,200 warrants, respectively. This additional funding had not occurred as of December 31, 1995. The issuance of the shares upon exercise of the warrants which are being issued to SRLP and which will be issued to SRLP, or Mr. Park, Mr. Hardee or their affiliates, if and when the remaining $1.5 million is funded by any of those persons or entities, is subject to the approval by a majority of the Company's stockholders other than Messrs. Park, Hardee and their affiliates.

       On June 14, 1993, Mr. Park, the Co-Chairman of the board of the Company, borrowed funds from the Company for personal reasons. The unsecured loan was for $98,500 payable in three years with interest at the annual rate of one percent above prime. The aggregate amount of indebtedness at December 31, 1995 is $110,858.

       On January 2, 1996, Kleer-Vu Industries, Inc. acquired all of the outstanding common shares of Channel and Style from their sole stockholder W. Blake Winchell pursuant to an agreement dated December 7, 1995 (the "Stock Purchase Agreement").

       In consideration for the Channel and Style common shares, the Company assumed and agreed to indemnify Mr. Winchell against any personal liability with regard to the indebtedness (the "Indebtedness") owed by Style to Well Fargo Bank, N.A. and Heller First Financial corporation of an amount which would not be more than $1,000,000 plus all costs, charges and fees associated with a default, if any, of such Indebtedness.
       Channel and Style combined had net assets of $865,000 as of January 2, 1996. At January 2, 1996 the Indebtedness was $932,372. As further consideration, the debt owed to Mr. Winchell of $301,069 as of January 2, 1996 was assumed by the Company. Mr. Winchell's note is payable on demand and bears interest at 8.0% payable annually in arrears.

       Contemporaneously with the execution and delivery of the Stock Purchase Agreement on December 7, 1995, the Board of Directors of the Company elected Mr. Winchell (i) Director to fill an existing vacancy on the Board and (ii) Chief Executive Officer andPresident of the Company replacing David W. Hardee as Co-Chief Executive Officer and Hee Poong Park as Co-Chief Executive Officer and

       President. Mr. Hardee and Mr. Park were named as Co-Chairman of the Board of Directors. Winchell was also elected as a Director, Chief Executive Officer and President of the Company's subsidiaries, KVP and PAS and a Director and President of ProLine. Mr. Hardee and Mr. Park, who prior to Mr. Winchell's appointment occupied the Posts of Chief Executive Officer and President, respectively of each of the subsidiaries, were named as Co-Chairmen of the Boards thereof, Mr. Hardee continues as Chief Executive Officer of ProLine.

       On December 7, 1995 the Company granted to Mr. Winchell options (the "Options") to purchase up to 500,000 Common Shares, which Options are exercisable, subject to and commencing upon approval of the Company's stockholders, for a period ending on December 7, 2000 at an exercise price equal to the lowest price of the Company's common shares on the American Stock Exchange during the period beginning on December 9, 1995 and ending on the earlier of (i) the date of any of the Options are first exercised; or (ii) the fifteenth day following the filing of the Company's Form 10-K for the fiscal year ending December 1995
       ("Form 10-K") with the Securities and Exchange Commission (the "SEC"); or the lowest price at which the Company's common stock is sold by the Company to any other party. The Company also agreed to use its best efforts to register for resale the common shares underlying the Options after the Form 10-K has been filed with the SEC and after stockholder approval for the issuance of the Options has been obtained. The Options were granted to Mr. Winchell as compensation during the initial four month period of his employment. Winchell will not receive any cash compensation during such initial four month period. Mr. Winchell has no written employment contract with the Company or its subsidiaries. In conjunction with the closing of the Offering, the Company and Mr. Winchell will execute an employment agreement which is currently being negotiated.

       The Company is currently negotiating to raise an additional $3.5 million to $4.0 million in capital which it expects to close by the end of the second quarter of 1996. As a condition of closing the Offering, certain subordinated debt holders and affiliated debt holders have preliminarily agreed to convert an aggregate of $10.2 million of debt into equity. Management can not assure that such conversion will be consumated.

                                   PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following financial statements are included in Part IV of this report:

                                                                          Page
                                                                          ----
     1.   FINANCIAL STATEMENTS:

     Report of Independent Certified Public Accountants
          for the years ended December 31, 1995, 1994 and 1993 . . . . .   F-1

     Consolidated Balance Sheets at December 31, 1995 and 1994 . . . . .   F-2

     Consolidated Statements of Operations for the years ended
          December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . .   F-3

     Consolidated Statements of Stockholders' Equity
          for the years ended December 31, 1995, 1994 and 1993 . . . . .   F-4

     Consolidated Statements of Cash Flows
          for the years ended December 31, 1995, 1994 and 1993 . . . . .   F-5

     Notes to Consolidated Financial Statements
          for the years ended December 31, 1995, 1994 and 1993 . . . . .   F-6
                                                                         through
                                                                           F-29

     2.  FINANCIAL STATEMENT SCHEDULES:

     The following financial statement schedules are included in Part IV of this report:

     For the years ended December 31, 1995, 1994 and 1993:

     Schedule I - Condensed financial information of Company . . . . . .   F-23

     Schedule II - Valuation and qualifying accounts . . . . . . . . . .   F-29

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed are omitted because the information is not applicable.

(b)  Exhibits -  The Exhibits listed below are filed as a separate section of or incorporated by reference into this report.



                                                                    PAGE NUMBER OR
EXHIBIT                                                            INCORPORATION BY
NUMBER                        EXHIBIT                               REFERENCE TO:
- ------                        -------                               -------------

  2          Plan of Reorganization and Agreement of Merger           Exhibit 2 to Report
             by and among the Company, PAS Industry, Inc.             8-K dated May 13,
             and New PAS, Inc.. . . . . . . . . . . . . . . .         1993



                                                                      Exhibit 3 (a) to Report
                                                                      10-K for fiscal year
  3    (a)   Restated Certificate of Incorporation, as amended. .     December 31, 1995

                                                                      Exhibit 3 (b) to Report
                                                                      10-K for fiscal year
  3    (b)   By-laws of the Company. . . . . . . . . . . . . . .      December 31, 1995

  4    (a)   DEMAND OR TIME NOTE for $6,800,000 made by
             Kleer-Vu Plastics Corporation to the Exchange            Exhibit 6 (1) to Report
             National Bank of Chicago. . . . . . . . . . . . . .      8-K dated March 26, 1990

  4    (b)   SECURITY AGREEMENT between Kleer-Vu Plastics
             Corporation and the Exchange National Bank               Exhibit 6 (2) to Report
             of Chicago. . . . . . . . . . . . . . . . . . . . .      8-K dated March 26, 1990

  4    (c)   Amendment to SECURITY AGREEMENT between
             Kleer-Vu Plastics Corporation and the LaSalle            Exhibit 10 (d) to Report
             National Bank (formerly the Exchange National            10-K for fiscal year
             Bank of Chicago) dated March 24, 1992 . . . . . . .      December 31, 1992

  4    (d)   CONTINUING UNCONDITIONAL GUARANTY by Company             Exhibit 6 (3) to Report
             to the Exchange National Bank of Chicago. . . . . .      8-K dated March 26, 1990

  4    (e)   Amendment to SECURITY AGREEMENT between                  Exhibit 10(a) to
             Kleer-Vu Plastics Corporation and the LaSalle            Report 10-Q for quarter
             National Bank dated June 4, 1993. . . . . . . . . .      ended June 30, 1993

  4    (f)   First Amendment and Allonge to DEMAND OR
             TIME NOTE originally for $6,800,000 made by              Exhibit 10(b) to
             Kleer-Vu Plastics Corporation to the LaSalle             Report 10-Q for quarter
             National Bank. . . . . . . . . . . . . . . . . . . .     ended June 30, 1993

                                                                      Exhibit 10(c) to
  4    (g)   DEMAND NOTE for $1,300,000 made by PAS                   Report 10-Q for quarter
             Industry, Inc. to the LaSalle National Bank. . . . .     ended June 30, 1993

                                                                      Exhibit 10(d) to
  4    (h)   LOAN AND SECURITY AGREEMENT between PAS                  Report 10-Q for quarter
             Industry, Inc. and LaSalle National Bank . . . . . .     ended June 30, 1993

  4    (i)   CONTINUING UNCONDITIONAL GUARANTY by Company             Exhibit 10(e) to
             to LaSalle National Bank for PAS Industry, Inc.          Report 10-Q for quarter
             loan . . . . . . . . . . . . . . . . . . . . . . . .     ended June 30, 1993

  4    (j)   Amendment to SECURITY AGREEMENT between                  Exhibit 4(k) to Report
             Kleer-Vu Plastics Corporation and the LaSalle            10-KSB for fiscal year
             National Bank dated November 12, 1993. . . . . . . .     December 31, 1993

  4    (k)   Amendment to LOAN AND SECURITY AGREEMENT                 Exhibit 4(l) to Report
             between PAS Industry, Inc. and LaSalle National          10-KSB for fiscal year
             Bank dated November 12, 1993 . . . . . . . . . . . .     December 31, 1993




  4    (l)   Amendment to SECURITY AGREEMENT between                  Exhibit 4(l) to Report
             Kleer Vu Plastics Corporation and the LaSalle            10-K for fiscal year
             National Bank dated June 9, 1994. . . . . . . . . .      December 31, 1995

  4    (m)   Amendment to LOAN AND SECURITY AGREEMENT                 Exhibit 4(m) to Report
             between PAS Industry, Inc. and LaSalle                   10-K for fiscal year
             National Bank dated June 9, 1994. . . . . . . . . .      December 31, 1995

  4    (n)   Time Note For $5,000,000 by Kleer Vu Plastics
             Corporation("KVP"), PAS Industry, Inc.("PAS")
             & ProLine Storage Corporation("ProLine") to              Exhibit 4(a) to Report
             Pacific Mezzanine Fund, L.P. ("PMF") dated               10-Q for quarter ended
             April 28, 1995. . . . . . . . . . . . . . . . . . .      June 30, 1995

  4    (o)   Time Note For $5,000,000 by Kleer-Vu Industries,         Exhibit 4(b) to Report
             Inc. ("Company") to Signal Resources, L.P. ("Signal")    10-Q for quarter ended
             dated April 21, 1995. . . . . . . . . . . . . . . .      June 30, 1995

  4    (p)   Senior Subordinated Loan & Security Agreement            Exhibit 4(c) to Report
             between KVP, PAS and ProLine, and PMF dated              10-Q for quarter ended
             April 21, 1995. . . . . . . . . . . . . . . . . . .      June 30, 1995

                                                                      Exhibit 4(d) to Report
  4    (q)   KVI Subordinated Loan Agreement between the              10-Q for quarter ended
             Company and Signal dated April, 21, 1995. . . . . .      June 30, 1995

  4    (r)   Amendment to Security Agreement between KVP              Exhibit 4(e) to Report
             and LaSalle National Bank ("LaSalle") dated              10-Q for quarter ended
             April 26, 1995. . . . . . . . . . . . . . . . . . .      June 30, 1995

                                                                      Exhibit 4(f) to Report
  4    (s)   Amendment to Security Agreement between KVP              10-Q for quarter ended
             and LaSalle dated April 28, 1995. . . . . . . . . .      June 30, 1995

                                                                      Exhibit 4(g) to Report
  4    (t)   Amendment to Security Agreement between KVP              10-Q for quarter ended
             and LaSalle dated June 15,1995. . . . . . . . . . .      June 30, 1995

                                                                      Exhibit 10 (e) to Report
  10   (a)   Kleer Vu Plastics Corporation                            10-K for fiscal year
             Pension Plan . . . . . . . . . . . . . . . . . . . .     ended December 31,1991

  10   (b)   CONSULTING AGREEMENT between Company and                 Exhibit 2 to Form 8-K
             Daniel Dror dated September 29, 1993 . . . . . . . .     dated September 29, 1993

  10   (c)   DDC CONSULTING AGREEMENT dated                           Exhibit 3 to Form 8-K
             September 29, 1993 . . . . . . . . . . . . . . . . .     dated September 29, 1993

  10   (d)   NON-NEGOTIABLE CONVERTIBLE PROMISSORY NOTE
             for $1,600,000 payable by Company to                     Exhibit 10(i) to Report
             Hardee Capital Partners, L.P. dated                      10-KSB for fiscal year
             February 4, 1994 . . . . . . . . . . . . . . . . . .     ended December 31, 1993





  10   (e)   Settlement Agreement between Resolution Trust
             Corporation, as Receiver for Columbia Federal            Exhibit 10(i) to Report
             Savings and Loan Association and Company effective       10-K for fiscal year
             July 29, 1994 and related Final Judgement . . . . .      December 31, 1995

  10   (f)   Compromise and Settlement Agreement between
             Federal Deposit Insurance Corporation and                Exhibit 10(j) to Report
             Company dated October 20, 1994 and related               10-K for fiscal year
             Agreed Judgement. . . . . . . . . . . . . . . . . .      December 31, 1995

  10   (g)   License Agreement between Eastman Kodak and              Exhibit 10.1 to Report
             Company, dated December 29, 1994. . . . . . . . . .      8-K dated March 3, 1995

  10   (h)   Warrant Purchase Agreement between the
             Company and PMF, BW Capital Corporation,                 Exhibit 10 to Report
             Pacific Private Capital and Signal dated                 10-Q for quarter ended
             April 21, 1995. . . . . . . . . . . . . . . . . . .      June 30, 1995

  10   (i)   Stock Purchase Agreement between Kleer-VU
             Industries, Inc. and Mr. W. Blake Winchell
             dated December 7, 1995. . . . . . . . . . . . . . .      E-1

  10   (j)   Stock Option Agreement between Kleer-Vu
             Industries, Inc. and Mr. W. Blake Winchell
             dated December 7, 1995. . . . . . . . . . . . . . .      E-6

  10   (k)   Amendment to Stock Option Agreement between
             Kleer-Vu Industries, Inc. and Mr. W. Blake
             Winchell dated December 7, 1995 . . . . . . . . . .      E-13

  21         List of Subsidiaries of the Company . . . . . . . .      E-15



(c)  REPORTS ON FORM 8-K  -  There were no reports on Form 8-K filed during the fourth quarter of the year ended December 31, 1995.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Kleer-Vu Industries, Inc.

We have audited the accompanying consolidated balance sheets of Kleer-Vu Industries, Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the schedules for the three year period ended December 31, 1995 listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kleer-Vu Industries, Inc. and their subsidiaries at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules for each of the three years in the period ended December 31, 1995 present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and schedules have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative cash flows and working capital and a negative stockholders' equity. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements and schedules do not include any adjustments that might result from the outcome of this uncertainty.





                                                 BDO SEIDMAN, LLP


Los Angeles, California
March 25, 1996

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)
                    -----------------------------------------
                    -----------------------------------------


                                                                     1995           1994
                                                                   --------       --------
                                 ASSETS (Note 5)

Current assets:
  Cash                                                             $     87       $     55
  Accounts receivable, less allowance of $366 and $287                5,676          7,594
  Inventories (Note 3)                                                9,557          8,393
  Deferred income taxes (Note 8)                                          -            263
  Other                                                                 129            325
                                                                   --------       --------
      Total current assets                                           15,449         16,630

Property and equipment, net (Note 4, 6)                               3,857          4,145
Cost in excess of net assets acquired, net
 of accumulated amortization of $512 (Note 2)                             -          4,299
Deferred income taxes (Note 8)                                            -            318
Due from officers                                                        68            173
Other                                                                   682            521
                                                                   --------       --------
                                                                   $ 20,056       $ 26,086
                                                                   --------       --------
                                                                   --------       --------

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Loans from affiliates (Note 11)                                    $  700      $     624
  Bank line of credit (Note 5)                                        9,851            219
  Accounts payable                                                    3,253          4,203
  Cash overdraft                                                        299          1,153
  Accounts payable to affiliated company (Note 11)                    1,748          1,453
  Restructuring costs (Note 2)                                        1,597            100
  Accrued expenses                                                    1,236          1,201
                                                                   --------       --------
      Total current liabilities                                      18,684          8,953
Long-term debt:
  Loan from affiliate (Note 11)                                       1,377              -
  Long-term debt, less current portion (Note 5)                       4,666          9,184
  Other noncurrent liabilities                                          138            353
                                                                   --------       --------
                                                                      6,181          9,537
                                                                   --------       --------
Commitments and contingencies (Notes 5, 6, 7)
Stockholders' equity (deficit) (Notes 7, 11, 13, 14):
  Preferred stock, $10 par value; 1,000,000 shares authorized;
    900,000 issued                                                    9,000          9,000
  Common stock, $.10 par value; 10,000,000 shares
    authorized; 2,725,020 and 2,633,700 issued                          272            263
  Additional paid-in capital                                         17,466         16,160
  Deficit                                                           (31,265)       (17,245)
                                                                   --------       --------
                                                                     (4,527)         8,178
  Less: Deferred compensation and notes from officers                  (239)          (539)
      Common stock held in treasury, at cost; 7,144 shares              (43)           (43)
                                                                   --------       --------

Total stockholders' equity (deficit)                                 (4,809)         7,596
                                                                   --------       --------
                                                                   $ 20,056       $ 26,086
                                                                   --------       --------
                                                                   --------       --------

          See accompanying notes to consolidated financial statements.

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                  --------------------------------------------
                  --------------------------------------------

                                                               1995           1994           1993
                                                             ---------      ---------      ---------
Net sales (Note 10)                                           $ 27,207       $ 29,359       $ 24,402

Costs and expenses:
  Cost of goods sold                                            25,024         23,449         19,412
  Selling, general, and administrative                           8,214          7,440          6,707
  Interest expense                                               1,835          1,073            512
  Restructuring costs, net (Note 2)                              1,597            100            723
  Writedown of costs in excess of
    net assets acquired (Note 2)                                 3,976              -              -
                                                             ---------      ---------      ---------

                                                                40,646         32,062         27,354
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------
Loss from continuing operations
  before income taxes                                          (13,439)        (2,703)        (2,952)
Income tax expense (Note 8)                                        581
                                                             ---------      ---------      ---------
Loss from continuing operations                                (14,020)        (2,703)        (2,952)

Loss from discontinued operations                                    -           (794)             -
                                                             ---------      ---------      ---------

Net loss                                                     $ (14,020)     $  (3,497)     $  (2,952)
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------
Loss per common share:
    Continuing operations                                    $   (5.26)     $   (1.21)      $  (1.63)
    Discontinued operations                                          -           (.35)             -
                                                             ---------      ---------      ---------

Net loss                                                     $   (5.26)     $   (1.56)     $   (1.63)
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------


                 See notes to consolidated financial statements.

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                 ------------------------------------------------
                 ------------------------------------------------

                                                                                         ADDITIONAL
                                                   COMMON STOCK       PREFERRED STOCK    PAID-IN             COMPENSATION  TREASURY
                                               --------------------  -----------------   CAPITAL             & NOTES FROM   COMMON
                                                SHARES       AMOUNT  SHARES     AMOUNT   AND OTHER  DEFICIT    OFFICERS     STOCK
                                               ---------     ------  -------    ------   ---------  -------  ------------  --------
Balance, December 31, 1992                     1,458,087       146                        15,085    (10,796)    (1,455)        (45)
  Net loss                                                                                           (2,952)
  Issuance of shares for PAS                                         750,000     7,500    (2,512)
  Issuance of shares in
    private placement                            140,000        14                         1,386
  20% stock dividend on
    September 30                                 321,293        32   150,000     1,500    (1,533)
  Issuance of shares in
    private placement                             50,000         5                           395
  Issuance of treasury stock
    for services (236 shares)                                                                                                    2
  Collection of note                                                                                                75
  Amortization of deferred compensation                                                                            391
                                               ---------   -------   -------   -------   -------    -------    -------     -------
Balance, December 31, 1993                     1,969,380       197   900,000     9,000    12,821    (13,748)      (989)        (43)
  Net loss                                                                                           (3,497)
  Issuance of shares for
    debt conversion                              646,320        64                         3,167
  Issuance of shares for
    consulting services                           18,000         2                           172
  Amortization of deferred compensation                                                                            450
                                               ---------   -------   -------   -------  --------   --------    -------     -------
Balance, December 31, 1994                     2,633,700   $   263   900,000   $ 9,000  $ 16,160   $(17,245)   $  (539)    $   (43)
  Net loss                                                                                          (14,020)
  Exercise of stock options                       38,520         4                           224                  (159)
  Issuance of shares in private placement         10,800         1                            90
  Issuance of warrants with debt                                                             589
  Termination of consulting agreement                                                                              195
  Shares to be issued in connection with
    termination of consulting agreement           42,000         4                           403
  Amortization of deferred compensation                                                                            264
                                               ---------   -------   -------   -------  --------    --------    -------    -------
Balance, December 31, 1995                     2,725,020   $   272   900,000   $ 9,000  $ 17,466   $(31,265)   $  (239)    $   (43)
                                               ---------   -------   -------   -------  --------   --------    -------     -------
                                               ---------   -------   -------   -------  --------   --------    -------     -------

                 See notes to consolidated financial statements.

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)
                  --------------------------------------------
                  --------------------------------------------


INCREASE (DECREASE) IN CASH                                     1995          1994            1993
- ----------------------------                                 ---------      ---------      ---------
Cash flows from operating activities:
  Loss from continuing operations                             $(14,020)     $  (2,703)     $  (2,952)
  Adjustments to reconcile loss to net
    cash used in continuing operations:
      Depreciation and amortization                                468            671            652
      Provision for bad debts                                      105              -             25
      Deferred compensation and other amortization                 623            782            603
      Writeoff of deferred income taxes                            581              -              -
      Writeoff cost in excess of net asset acquired              3,976              -              -
      Restructuring costs                                        1,597            100            723
      Changes in assets and liabilities
      (net of acquisition effects in 1993):
        Accounts receivable                                      1,813         (3,696)           128
        Due from officers                                          105            (75)           (98)
        Inventories                                             (1,164)           177         (4,079)
        Accounts payable                                          (655)          (789)           347
        Accrued expenses                                           159           (841)          (681)
        Other liabilities                                         (215)             -              -
        Other assets                                                35             83           (160)
                                                             ---------      ---------      ---------
        Net cash used in continuing operations                  (6,592)        (6,291)        (5,492)
  Loss from discontinued operations                                  -           (794)             -
  Adjustments to reconcile loss to cash used in discontinued
  operations:
      Settlement costs                                               -            794              -
                                                             ---------      ---------      ---------
      Net cash used in discontinued operations                       -              -              -
                                                             ---------      ---------      ---------
      Net cash used in operating activities                     (6,592)        (6,291)        (5,492)
                                                             ---------      ---------      ---------
Cash flows from investing activities:
  Proceeds from asset disposals                                      -            926              -
  Capital expenditures                                            (404)          (450)          (917)
                                                             ---------      ---------      ---------
        Net cash provided by (used in) investing activities       (404)           476           (917)
                                                             ---------      ---------      ---------
Cash flows from financing activities:
  Loans from affiliates                                          1,453          2,251          1,605
  Notes payable and line of credit                                 318          2,533          3,271
  Proceeds from issuance of long-term debt                       5,000            130            399
  Payments of long-term debt                                      (204)          (476)          (547)
  Cash overdraft                                                  (854)           494            659
  Issuance of stock                                                908              -          1,800
  Shares to be issued in connection with termination
    of consulting agreement                                        407              -              -
  Collection of note from officer                                    -              -             75
  Cash dividends and cash-in-lieu of fractional shares               -              -            (30)
                                                             ---------      ---------      ---------
        Net cash provided by financing activities                7,028          4,932          7,232
                                                             ---------      ---------      ---------
Net increase (decrease) in cash                                     32           (883)           823
Cash, beginning of period                                           55            938            115
                                                             ---------      ---------      ---------
Cash, end of period                                          $      87      $      55      $     938
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------

                 See notes to consolidated financial statements.

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                  --------------------------------------------
                  --------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRESENTATION

Kleer-Vu Industries, Inc. (the "Company") is a leading United States designer, manufacturer and distributor of photo albums, storage and protection devices. The Company's products are sold throughout the United States. The Company is a Delaware corporation with a history dating back to 1943. The business is conducted through the following wholly-owned subsidiaries: Kleer Vu Plastics Corporation ("KVP"), PAS Industry, Inc. ("PAS"), and ProLine Storage Corporation ("ProLine"). The Company's products are sold to mass merchants and discount drug chains (such as Walmart, Target and Jack Eckerd Co.), membership clubs (including Price/Costco), department stores (including Kohls Department Stores) and specialty stores (such as Wolf Camera). The consolidated financial statements include the accounts of Kleer-Vu Industries, Inc. (the "Company") and its subsidiaries, Kleer-Vu Plastics Corporation ("KVP"), Neslemur Company ("NLC"), PAS Industry, Inc. ("PAS"), since its acquisition on May 4, 1993, and ProLine Storage Corporation ("ProLine"), since its formation on August 25, 1994. All of the subsidiaries are wholly-owned and all intercompany balances and transactions have been eliminated.

The Company's financial statements for the year ended December 31, 1995 have been prepared on a going concern basis. The Company incurred a net loss of $14,020,000 for the year ended December 31, 1995 and had significant net losses in 1994 and 1993. Furthermore, as of December 31, 1995 the Company had a stockholders' deficit of $4,809,000 and negative working capital of $3,235,000 and has missed or is slow in making payments to vendors. As of December 31, 1995, the Company was not in compliance with certain of its bank covenants. These covenants were subsequently waived by the bank on April 5, 1996. Continued compliance after year end is contingent upon the closing of an additional financing. See Note 15 "Subsequent Events" for a description of an anticipated $3.5 million to $4.0 million Offering. The Company's independent certified public accountants have included an explanatory paragraph in their report indicating there is substantial doubt with respect to the Company's ability to continue as a going concern. Management plans to raise approximately $3.5 million to $4.0 million in capital during the second quarter of 1996. Management is concurrently exploring other financing options. If the Company is unable to obtain additional financing, management may have to reduce or stop planned product expansion or scale back operations. There is no assurance that the private placement will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence.

INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

PROPERTY AND EQUIPMENT

Property and equipment, which is stated at cost, is depreciated or amortized on a straight-line basis over their estimated useful lives or related lease terms, as appropriate, which range from 3 to 10 years.

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                   (CONTINUED)
                  --------------------------------------------
                  --------------------------------------------

LOSS PER SHARE

Loss per common share is based on the weighted average number of such shares outstanding during 1995, 1994 and 1993 of 2,666,128, 2,240,291, and 1,814,179,
respectively. In 1995, 1994 and 1993, the exercise of stock options and the conversion of convertible preferred stock to common stock are not assumed due to their antidilutive effects.

COST IN EXCESS OF NET ASSETS ACQUIRED

Costs in excess of net assets of businesses acquired represented the excess purchase price over the fair value of net assets acquired in connection with the PAS acquisition and are being amortized on a straight-line basis over 15 years. Such amortization was $323,000, $310,000, and $202,000 for 1995, 1994 and 1993,
respectively. The Company wrote off the remaining balance of the asset during the fourth quarter of 1995 due to management's belief that realization was not obtainable at this time.

RESEARCH AND DEVELOPMENT

All research and development costs are expensed as incurred. Product development costs were $390,000, $245,000, and $271,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

COMPETITION

The sale of photo albums is extremely competitive, with principal competitive factors historically consisting of design, quality, price, service and product line range. There are approximately ten domestic manufacturers of photo albums competing with the Company's album line, several of which are substantially larger and have greater financial resources and distribution capabilities than the Company. In addition, there are at least 25 importers of photo albums competing with the Company's product line.

In the sale of all of its other products, the Company competes with a great number of other business entities, both foreign and domestic, many of which are larger than the Company in terms of sales, financial resources, product development, facilities and channels of distribution.

ACCOUNTING ESTIMATES

The preparation of financial statement in conformity with generally accepted accounting principles requires management to make estimated assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                   (CONTINUED)
                  --------------------------------------------
                  --------------------------------------------


SEASONALITY

The Company expects its highest level of net sales during the third and fourth quarters due to the Christmas season. If for any reason, the Company's sales were to be substantially below those normally expected during such quarters, the Company's annual results would be adversely affected.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Financial Accounting Standards Board issued SFAS No. 107, Disclosures about Fair Value of Financial Instruments, which is effective December 31, 1995. This statement requires the disclosure of estimated fair values for all financial instruments for which it is practicable to estimate fair value.

The carrying amounts of financial instruments including cash, accounts receivable, current maturities of long-term debt, and accounts payable and accrued expenses approximate fair value because of their short maturity.

The carrying amount of long-term debt approximates fair value because the interest rate on these instruments approximate the rate the Company could borrow at December 31, 1995 and 1994.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived assets to be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position at December 31, 1995 or results of operations.

ACCOUNTING FOR STOCK-BASED COMPENSATION

(SFAS No. 123) issued by the (FASB) is effective for specific transactions entered into after December 15, 1995, while the disclosure requirement of SFAS No. 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company does not expect adoption to have a material effect on its financial position or results of operations. At the present time, the Company has not determined if it will change its accounting policy of stock-based compensation or only provide the required financial statement disclosures. As such, the impact on the Company's financial position and results of operation is currently unknown.

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                   (CONTINUED)
                  --------------------------------------------
                  --------------------------------------------


NOTE 2 - ACQUISITION AND RESTRUCTURING

On May 4, 1993, the Company acquired all the outstanding equity securities of PAS for 750,000 shares of voting convertible preferred stock. Each share of the preferred stock is convertible into one share of the Company's common stock, subject to approval of this conversion by the common shareholders of the Company. The preferred stock was valued at an aggregate of $4,987,500, or $6.65 per share, which on a per share basis represents a thirty percent (30%) discount off the closing price of the Company's common stock on the effective date of the acquisition. The discount is due to the restricted nature of the preferred stock and the underlying common stock as they are not registered under the Securities Act of 1933, as amended.

The transaction was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The excess of the purchase price of PAS over the fair market value of its net assets of $4,811,000 was recorded as cost in excess of net assets acquired, which included $200,000 recorded in 1994 resulting from the resolution of a preacquisition contingency related to acquired inventories. The Company wrote off the remaining balance of costs in excess of net assets acquired during the fourth quarter of 1995 due to management's belief that realization was not obtainable at this time.

PAS' operations consisted of two photo album manufacturing plants, one located in Compton, California, and the other in Mexicali, Mexico, which is operated under the Mexican mequiladora statutes. PAS' business prior to the acquisition was the manufacturing of photo albums for distribution principally to one domestic competitor of the Company. PAS discontinued this business effective with the acquisition and the production of the Company's consumer photo album products was moved from the Company's manufacturing facility in Brownsville, Tennessee to the PAS facilities.

The above relocation was completed in November 1993, and the Company further decided effective December 1993 to additionally restructure the Brownsville, Tennessee operations. The Company recorded a restructuring charge of $723,000 in 1993 for the costs of personnel and equipment relation to the PAS facilities and employee severance related to the downsizing of the remaining Tennessee
operations.   During 1994, the Company completed its restructuring through a series of transactions which included the sale of its microfilm, retail printing and office supply businesses and the equipment related to certain custom and government product offerings which had become infeasible in the downsized operating environment of the Tennessee facility. Proceeds from these 1994 dispositions totaled $926,000, yielding a gain of $406,000. Neither the net assets or the results of operations of the operations disposed of were material to the accompanying Consolidated Financial Statements.

The Company recorded an additional restructuring charge of $506,000 in 1994, which reflects a $305,000 change in estimate of the severance related to the downsizing of the Tennessee operations and $201,000 for severance related to the termination in August, 1994, of the President of the ProLine, Custom Products and Government Divisions of KVP (the operations remaining in Tennessee). This restructuring charge is shown offset by aggregate gain of $406,000 related to the above dispositions as net restructuring costs of $100,000 in the accompanying 1994 Consolidated Statement of Operations. Further, on August 25, 1994, the ProLine, Custom Products and Government Divisions of KVP were separately incorporated as ProLine Storage Corporation and this new entity began operating under its separate identity effective September 1, 1994.

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                   (CONTINUED)
                  --------------------------------------------
                  --------------------------------------------


On December, 1995, the Company's Board of Directors decided to bring in a new management team to return the company to profitability. W. Blake Winchell was recruited to join the Company as President and Chief Executive Officer. As part of the transaction, effective January 2, 1996 the Company acquired The Channel Group, Inc. ("Channel") and Style Frames, Inc. ("Style") from Mr. Winchell. Channel and Style, based in Anaheim, California, manufacture and distribute photo frames to the mass merchant, department store and specialty store distribution channels, and share several major customers with the Company. The Company, as part of new management's strategy to return the company to profitability, closed its manufacturing plant in Brownsville, Tennessee laying off forty Brownsville employees and moved the ProLine manufacturing operation to its Anaheim, California facility. The Company also closed its Mexicali, Mexico assembly unit, laying off approximately ninety employees and consolidated these operations into the Compton, California facility. The Company also restructured its headquarters, eliminating an additional fifteen employees. In connection with new management's restructuring, the Company incurred restructuring costs of $1,597,000 in 1995. Included in these expenses is $108,000 related to the writeoff of leasehold improvements. These restructuring costs include reserves for $333,000 related to the closure of Mexico, $686,000 related to the closure of Tennessee, and $578,000 related to the termination of consulting agreements. These expenses will be paid as incurred from working capital mostly over the next twelve months.

NOTE 3 - INVENTORIES

Inventories consisted of the following at December 31, 1995 and 1994:


                                                                  (IN THOUSANDS)
                                                                1995           1994
                                                             ---------      ---------
  Raw materials                                              $   4,613      $   4,371
  Work-in-process                                                   31             87
  Finished products                                              4,913          3,935
                                                             ---------      ---------
                                                             $   9,557      $   8,393
                                                             ---------      ---------
                                                             ---------      ---------



NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 1995 and 1994:


                                                                   (IN THOUSANDS)
                                                                 1995          1994
                                                              --------       --------
  Machinery and equipment including assets
    utilized under capital leases                             $  7,086       $  6,633
  Furniture and fixtures                                           896            789
  Leasehold improvements                                           372            629
  Construction in progress                                         288            486
                                                              --------       --------
                                                                 8,642          8,537
  Less accumulated depreciation and amortization                 4,785          4,392
                                                              --------       --------
                                                              $  3,857       $  4,145
                                                              --------       --------
                                                              --------       --------

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                   (CONTINUED)
                  --------------------------------------------
                  --------------------------------------------


NOTE 5 - DEBT AND FINANCING ARRANGEMENTS

Long-term debt consisted of the following at December 31, 1995 and 1994:


                                                                   (IN THOUSANDS)
                                                                 1995          1994
                                                              --------       --------
Long-term debt:
  Bank line of credit (see below)                             $      -       $  9,030
  Bank term loan (see below)                                       236
  Subordinated debentures, 14%, matured
    in January 1993, no sinking fund                                 3              5
  Tennessee Small Business Energy Loan, 5%,
    due monthly through April 1997                                   7             13
  Senior Secured Subordinate notes, 13%
    due quarterly through April 2002,
    less discount of $410,000                                    4,590              -
  Computer lease obligation, 12.2%, due quarterly
    through April 1995                                               -             38
  Other capital lease obligations                                   81             81
                                                              --------       --------
                                                                 4,681          9,403
  Less current maturities                                           15            219
                                                              --------       --------

  Long-term debt less current maturities                        $4,666        $ 9,184
                                                              --------       --------
                                                              --------       --------


In June 1993, KVP's bank borrowing facility was expanded to include PAS and the total facility was increased from $6,000,000 to $11,300,000. The borrowing facility matures June 30, 1997 and consists of a term loan and the remainder, a revolving credit line from which borrowings are allowed based on specified percentages of inventories and accounts receivable. The term loan is payable in varying monthly installments plus interest through the term of the facility.
The entire facility bears interest at 1% over the bank's prime rate (8.5% at December 31, 1995) with an annual commitment fee of .75% of total availability. At December 31, 1995, KVP had approximately $486,000 available for additional borrowings under the line of credit based on its collateral borrowing base as of that date and had committed funds of $299,000 for outstanding checks.

The only specific financial covenants included in the loan agreement for the credit facility are the achievement of fiscal net income beginning in 1994, the maintenance of scaled minimum net worth levels, the restriction of funds movement from KVP and PAS to the Company (see Note 13), and a limitation on additional capital lease obligations. As of December 31, 1995, the Company was not in compliance with certain of its loan covenants. These covenants were subsequently waived by the bank on April 5, 1996. Should the Offering not occur by year end the Company may not comply with certain loan covenants which become effective on that date. See Note 15 "Subsequent Events" for a description of the anticipated $3.5 million to $4.0 million Offering.

On May 1, 1995, the Company borrowed $5,000,000 in a senior secured subordinated note from Pacific Mezzanine Fund, L.P. and its participant (the "PMF Loan"). Additionally, as a condition precedent to the closing of the PMF Loan, Signal

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                   (CONTINUED)
                  --------------------------------------------
                  --------------------------------------------


Resources, L.P. ("Signal"), an affiliate of the Company, loaned $1,500,000 to the Company (the "Signal Loan") on substantially the same terms as the PMF Loan, prior to the closing of the PMF Loan. The PMF Loan also contemplated that Signal, Mr. H. P. Park (the Company's Chairman and Co-Chief Executive Officer), Mr. David W. Hardee (the Company's President and Co-Chief Executive Officer), and / or their affiliates, or a syndicate arranged by any of them, would provide an additional loan of $1,500,000 (the "Additional Loan") by April 21, 1996. However, this Additional Loan has not been made to date.
The PMF Loan and the Signal Loan bear interest at the rate of thirteen (13%) per cent per annum, payable quarterly. The Company missed the September 30 and the December 31 interest payments due to the bank restriction on debt payments while the Company is in technical default of its bank loan agreement. Repayment of principal is also on a quarterly basis, commencing twenty-one (21) months following the closing, through maturity on the seventh
(7) anniversary date of closing. Repayment of the PMF Loan and the Signal Loan is subordinate to the Company's bank credit facility with LaSalle National Bank. The PMF Loan is secured by a first lien on the Company's
machinery and equipment.   The loan proceeds were used to finance the
development of the Company's Kodak photo album line, and for working capital
purposes.   In connection with the financing of $5,000,000 from Pacific
Mezzanine Fund, L.P. and its participant, and $1,500,000 from Signal Resources, L. P., the Company recorded $589,000 of Original Issue Discount in Additional paid-in capital to reflect the value of 654,589 warrants issued which offset the related loans. See Note 13.

The aggregate maturities of long-term debt as follows: 1996, $14,972; 1997, $258,172; 1998, $257,821; 1999, $758,640; 2000, $759,544 and thereafter
$3,041,709. Substantially all of the Company's assets are pledged as collateral to the above long-term debt. Additionally, at December 31, 1995, the Company had a letter-of-credit outstanding of $106,000 for inventory and $34,000 for the Compton plant operating lease,.

See Note 11 for information on loans from affiliates of $2,077,000 and $624,000 at December 31, 1995 and 1994, respectively.

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                   (CONTINUED)
                  --------------------------------------------
                  --------------------------------------------
NOTE 6 - LEASES

Included in property and equipment are assets utilized under capital leases with a net book value of approximately $132,000 and $188,000 at December 31, 1995 and 1994, respectively. The related obligations are included in long-term debt.
The Company leases certain of its manufacturing facilities, offices, and equipment under noncancellable operating leases expiring at various dates to 2003. The future minimum lease payments for capital and all noncancellable operating leases as of December 31, 1995 are as follows:


                                                         (IN THOUSANDS)
                                                     CAPITAL       OPERATING
             YEARS ENDING DECEMBER 31,                LEASES          LEASES
             --------------------------             --------        ----------
                  1996                              $     15        $      592
                  1997                                    14               537
                  1998                                    14               533
                  1999                                    14               511
                  2000                                    14               519
                  Thereafter                              42             1,572
                                                    --------         ---------
            Total minimum lease payment                  113         $   4,264
                                                                     ----------
                                                                     ----------
            Less imputed interest                         32
                                                     --------
            Present value of net minimum
               lease payments                          $  81
                                                     -------
                                                     -------


Insurance and maintenance charges on all leased property are paid by the Company. Total rentals charged to operations in 1995, 1994 and 1993 were $1,010,000, $1,109,000, $707,000, respectively.

NOTE 7 - EMPLOYEE BENEFIT PLANS

The Company has a non-contributory defined benefit pension plan covering substantially all employees of KVP. The plan was amended effective October 1, 1994 to freeze future benefit accruals. The benefits are based on years of service and the employee's final compensation level. The Company's funding policy is to contribute annually an amount determined in accordance with income tax regulation, which includes amortization of prior service cost over ten years.

Net periodic pension cost for 1995, 1994 and 1993 included the following components:


                                                                       (IN THOUSANDS)
                                                             1995           1994           1993
                                                            ------         -----          ------
     Service cost - benefits earned during the period       $   -          $  37          $  43
     Interest cost on projected benefit obligation             29             42             38
     Actual return on plan assets                              (8)            20              7
     Net amortization and deferral                             (8)           (66)            29
                                                             ----           ----          -----
                Net periodic pension cost                   $  13          $  33          $ 117
                                                            -----          -----          -----
                                                            -----          -----          -----

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                   (CONTINUED)
                  --------------------------------------------
                  --------------------------------------------

As a result of the restructuring activities discussed in Note 2 and the above noted 1994 plan amendment, a curtailment gain of $25,000 and a curtailment loss of $53,000 is reflected in the net amortization and deferral component of net periodic pension cost for 1994 and 1993, respectively.

The funded status of the plan and amounts recognized in the Company's consolidated balance sheet at December 31, 1995 and 1994 are as follows:


                                                               (IN THOUSANDS)
                                                             1995         1994
                                                           -------      -------
    Actuarial present value of benefit obligations:
       Vested benefit obligation                            $(429)       $(479)
                                                            ------       ------
                                                            ------       ------
       Accumulated benefit obligation                       $(429)       $(479)
                                                            ------       ------
                                                            ------       ------
       Projected benefit obligation                          $429         $479
       Plan assets at fair value                             (345)        (331)
       Projected benefit obligation in excess of
         plan assets                                          (84)        (148)
       Unrecognized net obligation                             21           45
                                                          --------     --------
       Pension liability included in accrued expenses     $   (63)     $  (103)
                                                          --------     --------
                                                          --------     --------


For 1995 and 1994, the weighted-average interest rate used was 7.5%. The expected long-term rate of return on assets was 7.0% for both years. Plan assets are invested primarily in listed stocks and U.S. government securities and include common stock of the Company of $26,000 and $50,000 at December 31, 1995 and 1994, respectively.

The Company has a qualified incentive stock option plan which provides for the granting of options to key employees including officers, at prices not less than market value at date of grant. Options are exercisable for such periods as the Stock Option Committee shall determine, but not for more than ten years from date of grant. At December 31, 1995, no shares remained available for grant under this plan.

Options granted pursuant to the 1991 Stock Plan must be exercised within three years from date of grant and must be granted at an exercise price not less than 90% of market value on the date of grant. In December 1994, the Company's shareholders approved an amendment to increase the number of shares issuable under the plan by 300,000. In total, 659,700 shares have been reserved for issuance under this plan, and at December 31, 1995, 340,405 shares remained available for issuance or grant under this plan.

In May 1993, the Board of Directors granted additional non-qualified stock options to certain of the Company's executive officers not pursuant to a formal plan. The grants were for options on 60,000 shares at an exercise price of $6.75 (85% of the market value at date of grant as adjusted for a subsequent stock dividend) and are exercisable for a period of ten years from the date of grant. Compensation expense of $70,000 was recorded in 1993 related to these below market grants. In 1994, options on 36,000 shares were canceled upon the termination of an executive of the Company and $42,000 of the previously recorded compensation was reversed.

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                   (CONTINUED)
                  --------------------------------------------
                  --------------------------------------------


A summary of stock option transactions under these plans for the years ended December 31, 1995, 1994 and 1993 are as follows:


                                 1995                          1994                         1993
                      ---------------------------   --------------------------    -----------------------
                       SHARES                         SHARES                        SHARES
                       UNDER        OPTION            UNDER     OPTION              UNDER      OPTION
                       OPTION       PRICE             OPTION    PRICE               OPTION     PRICE
                       -------      ----------       --------   -----------        --------   -----------
     January 1          44,790     $2.58-6.75         89,212    $2.07-23.13         38,390    $2.07-24.10
     Granted                                                                        60,000       $6.75
     Exercised         (38,520)    $2.58-6.75
     Canceled                                        (44,422)   $2.07-23.13          (9,178)  $2.07-24.10
                       -------     -----------       --------   -----------        --------   -----------
     December 31         6,270     $3.44-4.73         44,790    $2.58 - 6.75         89,212   $2.07-23.13
                       -------     -----------       --------   -----------        --------   -----------
                       -------     -----------       --------   -----------        --------   -----------

Options representing 6,270, 44,790 and 89,212 shares were exercisable under all stock option arrangements at December 31, 1995, 1994 and 1993, respectively.

The only significant post-employment benefits offered by the Company relate to severance arrangements for terminated employees (see Note 2), which are accounted for on an accrual basis at the time of termination.

NOTE 8 - INCOME TAXES

The components of income taxes (benefit) for the years ended December 31, 1995, 1994 and 1993 are as follows:


                                                                     (IN THOUSANDS)
                                                            1995          1994           1993
                                                           ------        ------         ------
     Deferred income taxes (benefit), exclusive
        of components below                                  $  -        $  (914)       $(1,171)
     Benefit of capital loss carryforward                       -           (186)             -
     Adjustment of valuation allowance due to
        change in judgement of realizability                  581          1,100          1,171
                                                           ------        -------        -------
     Deferred income taxes                                    581              -              -
                                                           ------        -------        -------
     Income taxes - continuing operations                  $  581        $     -        $     -
                                                           ------        -------        -------
                                                           ------        -------        -------


                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                   (CONTINUED)
                  --------------------------------------------
                  --------------------------------------------

The income taxes (benefit) applicable to continuing operations for the years ended December 31, 1995, 1994 and 1993 differs from that which would be obtained by applying the Federal statutory rate of 34% to pretax loss as follows:


                                                                          (IN THOUSANDS)
                                                                1995           1994            1993
                                                              --------       --------       --------
     Benefit at statutory rate                                  (4,569)      $ (1,189)      $ (1,004)
     State taxes net of Federal effects                              -            183            146
     Change in deferred tax asset valuation allowance              581          1,100          1,171
     Unrealized benefit (utilization) of
       loss carryforward                                         3,107           (186)             -
     Non-deductible goodwill                                     1,462            118             77
     Other                                                           -            (26)           (98)
                                                              --------       --------       --------
     Income taxes (benefit) - continuing operations           $    581       $      -       $      -
                                                              --------       --------       --------
                                                              --------       --------       --------

Deferred tax assets (liabilities) are comprised of the following at December 31, 1995 and 1994:


                                                                  (IN THOUSANDS)
                                                                1995           1994
                                                             ----------    -----------
     Deferred tax assets:
     Net operating loss carryforwards                        $   5,845       $  3,094
     Capital loss carryforwards                                     26             88
     Deferred compensation                                         513            419
     Inventory reserves                                            193            246
     Restructuring reserve                                         435             97
     Other asset valuation allowance                               223            133
     Bad debt allowance                                            139            104
     Vacation pay accrual                                           40             50
     Lease treatment differences                                     -             16
     Other                                                          15             14
                                                              --------       --------
     Gross deferred tax assets                                   7,429          4,261


     Deferred tax liabilities:
     Depreciation                                                 (825)          (740)
     Other                                                           -            (20)
                                                              --------       --------
     Gross deferred tax liabilities                               (825)          (760)
     Valuation allowance                                        (6,604)        (2,920)
                                                              --------       --------
     Net deferred tax assets                                  $      -        $   581
                                                              --------       --------
                                                              --------       --------


The net increase in the valuation allowance of $4,444,000 in 1995 was primarily comprised of an increase of $2,751,000 to fully reserve the tax benefit of the 1995 loss, a writeoff of the previously capitalized net deferred tax assets of $581,000 and an increase in the restructuring reserve of $337,000 to fully reserve the related tax benefits all due to realizability considerations.

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                   (CONTINUED)
                  --------------------------------------------
                  --------------------------------------------


The net increase in the valuation allowance of $914,000 in 1994 was comprised of an increase of $1,100,000 to fully reserve the tax benefit of the 1994 loss due to realizability considerations net of a decrease of $186,000 due to utilization of capital loss carryforward which were previously fully reserved. The valuation allowance for deferred tax assets decreased by $948,000 in 1993. The net decrease in the valuation allowance was comprised of a decrease of $2,119,000 due to the expiration of capital loss carryforwards during 1993 net of an increase of $1,171,000 to fully reserve the tax benefit of the 1993 loss due to realizability considerations.

No tax benefits were recorded for the losses in 1995, 1994 or 1993 due to realizability considerations. As of December 31, 1994 and 1993, the Company had recorded net deferred tax assets totalling $581,000, the realization of which management believed was more likely than not that there would be future taxable income. The balance of deferred taxes was written off in the fourth quarter of 1995 and no new deferred taxes were added in 1995 to reflect management's belief that it is more likely than not that this asset is not realizable in the near future.

At December 31, 1995, the Company has net operating loss carryforwards for tax purposes of $17,193,000 which expire as follows: 2001 - $555,000; 2002 -
$108,000; 2003 - $1,759,000; 2004 - $1,085,000; 2005 - $372,000; 2008 -
$1,991,000; 2009 - $3,230,000; and 2010 - $8,093,000.  The Company also has capital loss carryforwards for tax purposes of $76,000 which expire in 1996. Because of a change in the Company's ownership on September 29, 1993, there is an annual limitation of approximately $1,400,000 on the usage on approximately $5,700,000 of net operating loss carryforwards that originated prior to that date.

NOTE 9 - DISCONTINUED OPERATIONS

Subsequent to the disposal in 1990 of a subsidiary of the Company which was in the real estate business, the Company remained contingently liable on certain debts collateralized by the real estate properties and was named a party to two litigations related thereto (as discussed below).

The Resolution Trust Corporation ("RTC"), as receiver for Columbia Federal Savings and Loan Association, commenced an action in the United States District of Texas, Houston Division, against the Company, Damon Interests, Inc., Almeda Stables, Inc., MPP, and MSC. The Company was served with the summons and complaint on September 25, 1992 alleging that the Company was in default under a promissory note for the unpaid balance of $4,087,498 representing an aggregate sum of the principal due of $2,934,425 plus accrued interest through June 26, 1993, of $1,159,073, less $6,000 held in suspense for application against the balance. On July 28, 1994, the Company and the RTC agreed to settlement terms on the above action dismissing their claims against each other in the litigation with prejudice. The action was settled for total cash payments of $570,000.
The Company will pay the RTC the $570,000 settlement amount in three (3) installments: $300,000 was paid on August 27, 1994; $170,000 was paid on April 15, 1995; and $100,000 on or before December 31, 1996.

On April 9, 1993, the FDIC, as receiver for Texas National Bank, brought an action against the Company in the United States District Court for the Southern District of Texas to recover $1,300,000 plus interest under a promissory note executed in 1986. Total claimed damages in the suit were approximately $1,500,000. In a mediation on September 12, 1994, the FDIC extended an offer to the

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                   (CONTINUED)
                  --------------------------------------------
                  --------------------------------------------

Company to settle the above action. According to its terms, the offer was irrevocable until October 10, 1994 and required total cash payments of $360,000, payable in installments as follows: $50,000 on or before October 15, 1994; $50,000 on or before November 15, 1994; seven semi-annual payments of $30,000 beginning on October 15, 1995; and a final payment of $50,000 on April 15, 1999. The Company accepted the settlement offer on October 10, 1994.

The loss from discontinued operations of $794,000 in 1994, represents the present value of the stream of cash payments related to the litigation settlements described above.

NOTE 10 -DEPENDENCE ON SIGNIFICANT CUSTOMERS

The Company historically has had a concentration of significant customers. Although the Company considers its commercial relationships with its significant customers to be good, a loss of these customers, or a significant decrease in purchases by these customers, could have an adverse effect on the Company's operations. The Company does not have any long-term contracts with any of its customers and none are expected to be signed. Long-term contracts are not customary in the retail industry. Sales to one customer totalled $10,510,000, $11,640,000, and $7,359,000 in 1995, 1994, and 1993 respectively, representing
42.3%, 39.6% and 30.2% of total Company revenues, respectively. Additionally, sales to one other customer totalled $2,520,000, $2,861,000 and $4,092,000 in 1995, 1994 and 1993, respectively, representing 10.1%, 9.7% and 16.8% of total Company revenues, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

During 1993, the Company entered into a supply arrangement with a trading company affiliated with the chairman of the Company for the purchasing of certain raw materials and subcomponents of its photo album business from foreign sources. The affiliate acted as an intermediary in the sourcing of the materials, handling the logistics and financing of the international purchases. The Company purchased the related materials from the affiliate company at its cost plus a 4% handling fee and pays the affiliate a finance charge at 2% over the prime rate from date of invoice until paid. During 1995 and 1994, the Company purchased materials totalling approximately $3,018,000 and $2,511,000, respectively, from the affiliated company and incurred related finance charges of approximately $188,000 and $151,000, respectively. The balance due under this arrangement at December 31, 1995 and 1994 of $1,748,000 and $1,453,000, respectively, is reflected in the consolidated balance sheet in accounts payable to affiliates. In December 1995, the Company discontinued this supply arrangement and began purchasing raw materials and subcomponents from an unaffiliated trading company. The Company will no longer enter into transactions with the affiliated trading company.

On September 29, 1993, the Chairman of the Company and Hardee Capital Partners, L.P. (HCP), an institutional investor in the Company, entered into an agreement with the then vice-chairman to acquire substantially all of his stockholdings in the Company. Concurrent with this agreement, this vice-chairman resigned from the Company and his employment agreement was terminated and superseded by two consulting agreements, one between the Company and himself and the other between the Company and a company affiliated with him. These consulting agreements in the aggregate provided for an initial consulting payment of $230,000, annual fees totalling $240,000, payable monthly over the three year term of the agreements, and 60,000 shares of the Company's common stock valued at approximately

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                   (CONTINUED)
                  --------------------------------------------
                  --------------------------------------------

$581,000 issued in installments over the term of the agreements. The total consideration for the consulting services was being recognized pro rata for the three year term of the agreements in the Company's results of operations.

On November 18, 1993, HCP subscribed to purchase 200,000 shares of the Company's restricted common stock in a private placement for an aggregate price of $1,600,000 or $8.00 per share. The transaction was conditioned upon the American Stock Exchange approving the Listing Application covering the shares. The American Stock Exchange informed the Company on January 26, 1994 that it could not approve the Listing Application for the shares. On February 4, 1994, the Company and HCP mutually agreed to cancel the stock subscription agreement and converted the $1,600,000 subscription price previously contributed into a loan. The loan was payable on demand with interest at the annual rate of one percent above prime and was convertible into common stock at the option of HCP at $8.00 per share.

On August 1, 1994, effective as of July 28, 1994, HCP, Hee Poong Park (the Company's Chairman and Chief Executive Officer), and David W. Hardee (the General Partner of HCP and effective August 31, 1994, the Company's President and Co-Chief Executive Officer) agreed with the Company to convert an aggregate of $3,231,600 of demand debt (including accrued interest), payable under demand Promissory Notes to HCP, Mr. Park and Mr. Hardee. The $3,231,600 of debt was converted into an aggregate of 646,320 shares of common stock at a conversion rate of $5.00 per share. HCP and Mr. Hardee converted $2,447,220 of debt into 489,444 shares. The conversion included $1,676,180 of principal and interest due HCP under an Amended and Restated Non-negotiable Convertible Promissory Note dated July 28, 1994. The Amended and Restated Convertible Promissory Note amended the Non-negotiable Convertible Promissory Note dated February 4, 1994, in the principal amount of $1,600,000 and modified the conversion rate from $8.00 per share to $5.00 per share. The remaining $771,030 of debt converted by HCP and Mr. Hardee was represented by four (4) Promissory Notes in the aggregate amount of principal plus interest of $363,993, $259,228 and $97,809 due HCP and $50,000 due Mr. Hardee, respectively.

Mr. Park converted $784,380 of debt into 156,876 shares of common stock. Mr. Park acquired from HCP $784,380 of debt payable by the Company to HCP, by assignment of HCP's rights as follows: (i) $672,852 of principal plus interest under a Promissory Note to HCP dated March 11, 1994, and (ii) $111,528 of principal to HCP under a Promissory Note dated March 1, 1994. Mr. Park acquired the debt from HCP in consideration for a demand Promissory Note payable to HCP in the amount of $784,380 plus interest accruing at an annual rate of the prime rate plus 2% per annum.


Also during 1994, HCP and an individual affiliated with Mr. Park loaned the Company additional funds as demand debt with interest at an annual rate of one percent above prime. These loans plus accrued interest totalling $700,000 and $624,000 are reflected in the consolidated balance sheet at December 31, 1995 and 1994, respectively, as loans from affiliates.

On May 1, 1995, the Company borrowed $5,000,000 in a senior secured subordinated note from Pacific Mezzanine Fund, L.P. and its participant (the "PMF Loan").
See Note 5.

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                   (CONTINUED)
                  --------------------------------------------
                  --------------------------------------------

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash investing and financing activities not reflected elsewhere in the consolidated financial statements are as follows:

In 1994, $3,231,600 of demand debt was converted into 646,320 shares of common stock (see Note 11). Additionally, the Company incurred a capital lease obligation of $162,000 for certain manufacturing equipment, and in connection therewith received an initial credit of $75,000 against the obligation in trade for certain other equipment net of related encumbrances as follows:


                                                           (IN THOUSANDS)
                                                                1994
                                                             ---------

     Net book value of traded equipment                       $127,000
     Less related installment purchase notes                    52,000
                                                              --------
     Initial credit                                           $ 75,000
                                                              --------
                                                              --------


As discussed in Note 2, the Company purchased all of the stock of PAS in 1993 through the issuance of preferred stock. In conjunction with the acquisition, liabilities were assumed as follows:


                                                            (IN THOUSANDS)
                                                                 1993
                                                              --------
     Fair values of assets acquired                            $ 4,543
     Cost in excess of net assets acquired                       4,811
     Value of preferred stock issued                            (4,988)
                                                              --------
     Liabilities assumed (including $160,000 direct
       costs of acquisition)                                   $ 4,366
                                                              --------
                                                              --------


Interest paid during the years ended December 31, 1995, 1994 and 1993 was $1,314,000, $851,000, and $505,000, respectively. Income taxes paid during the years ended December 31, 1995, 1994 and 1993 were $32,000, $91,000 and $82,000, respectively.

NOTE 13 - STOCKHOLDERS' EQUITY

The preferred stock of the Company is voting convertible preferred stock, with each share being convertible into one share of the Company's common stock at the holder's option after such conversion is approved by the vote of the common shareholders. Holders of the preferred stock have the same voting rights as holders of the Company's common stock and are entitled to the same dividends as those paid on the common stock.

During 1993, the Company consummated three private placements of its restricted common stock. On August 12, 1993, the Company issued 168,000 shares of restricted common stock (post 20% stock dividend) at a price of $8 1/3 per share to HCP for aggregate proceeds of $1,400,000. Then on November 15, 1993, the Company issued 50,000 shares at the price of $8 per share; 25,000 shares each to two individual investors, for aggregate proceeds of $400,000. There were no underwriting expenses associated with any of these transactions and the placement shares have piggy-back rights in the event of a registration of any shares of the Company's stock.

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                   (CONTINUED)
                  --------------------------------------------
                  --------------------------------------------

Deductions from stockholders' equity at December 31, 1995 and 1994, include deferred compensation and notes from officers as follows:


                                                   (IN THOUSANDS)
                                                 1995           1994
                                              ---------      ---------
     Deferred compensation                    $       -      $     459
     Notes from officers                            239             80
                                              ---------      ---------
                                              $     239      $     539
                                              ---------      ---------
                                              ---------      ---------


During 1992, the Company granted three incentive awards of restricted common stock totalling 312,695 shares to certain officers, directors and employees of the Company under its 1991 Stock Plan. The related restricted shares are earned over future periods of service to the Company and are cancelable on a pro rata basis for any voluntary termination during those periods. The deferred compensation deduction at December 31, 1994 represents the value of the restricted shares at grant of $1,415,000 less amortization of $956,000 for shares earned through December 31, 1994.

The notes from officers are unsecured notes receivable given by officers to exercise stock options, bear interest at the AFR rate specified by the Internal Revenue Service, and were due in 1995.

Movement of funds from KVP and PAS to the Company are restricted in accordance with the terms of the Company's bank credit arrangement, such that at December 31, 1994, consolidated net assets of approximately 8,088,000 are restricted from use in the payment of cash dividends without the bank's prior approval.

In connection with the PMF Loan and the Signal Loan (as fully discussed in Note
5), Signal and PMF received warrants to purchase 151,059 and 503,530 shares of the Company's common stock, respectively. The warrants are exercisable for a five year period commencing on the first anniversary date of issuance at $6.00 per share, with a mandatory net issuance when the Company's common stock has traded on the American Stock Exchange at or above $16 per share for 20 consecutive business days. In the event that an additional $1.5 million loan is not funded by April 21, 1996, additional warrants to purchase 151,059 shares which were to be issued in conjunction with that funding, will be issued to Signal and PMF in the amounts of 34,859 and 116,200 warrants, respectively.
This additional loan was not funded as of December 31, 1995. The issuance of the shares upon exercise of the warrants which are being issued to Signal and which will be issued to Signal, or Mr. Park, Mr. Hardee or their affiliates, if and when the remaining $1.5 million is funded by any of those persons or entities, is subject to the approval by a majority of the Company's stockholders other than Messrs. Park, Hardee and their affiliates.

NOTE 14 - LEGAL PROCEEDINGS

In October 1993, Olla Beauty Products, Inc. ("Olla") commenced a third party action against Neslemur Company (" NLC") (a wholly-owned subsidiary of the Company which discontinued operations in 1987 and was discharged in bankruptcy under Chapter 7 of the Federal Bankruptcy Code in July 1991) and the Company in the Supreme Court of the State of New York, Bronx County. The action arose from

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                   (CONTINUED)
                  --------------------------------------------
                  --------------------------------------------

a personal injury claim against Olla for $2,500,000 resulting from the use of cosmetics. Olla claims that if it is found liable, then NLC and the Company are liable to Olla. Olla has alleged that NLC was engaged in the business of manufacturing, compounding, packaging and distributing the cosmetic product that allegedly caused the injuries. The action is stayed against NLC by virtue of NLC's bankruptcy. The Company has denied Olla's allegations. Settlement negotiations in this matter are currently not being pursued since Olla's claims will only become ripe if the plaintiff in the Humphrey Action prevails or agrees to a settlement. NLC is and has been a corporation wholly separate and apart from the Company, which is its sole parent. The Company believes that such corporate insulation, among other things, is a meritorious defense to Olla's claims against the Company and management believes that the likelihood that Olla will prevail in an action to pierce the corporate veil is remote.

The Company and/or its subsidiaries are also subject to other legal proceedings and claims which have arisen in the ordinary course of business. Although their ultimate outcome cannot be predicted with certainty pending actual resolution, in the opinion of management, the disposition of the above matters will not have a material adverse effect on the consolidated financial statements.

NOTE 15 - SUBSEQUENT EVENTS

On January 2, 1996, Kleer-Vu Industries, Inc. acquired all of the outstanding common shares of The Channel Group., a California corporation ("Channel") and Style Frames, Inc. a California corporation ("Style") from their sole stockholder W. Blake Winchell pursuant to a stock purchase agreement.

In consideration for the Channel and Style common shares, the Company assumed and agreed to indemnify Winchell against any personal liability with regard to, the indebtedness (the "Indebtedness") owed by Style to Well Fargo Bank, N.A. and Heller First Financial corporation of an amount which would not be more than $1,000,000 plus all costs, charges and fees associated with a default, if any, of such Indebtedness. Channel and Style combined had net assets of $865,000 as of January 2, 1996. At January 2, 1996 the Indebtedness was $932,372. As further consideration, debt owed to Mr. Winchell of $301,069 as of January 2, 1996 was assumed by the Company.

On December 7, 1995 the Company granted to Mr. Winchell options (the "Options") to purchase up to 500,000 Common Shares, which Options are exercisable, subject to and commencing upon approval of the Company's stockholders, for a period ending on December 7, 2000 at an exercise price equal to the lowest price of the Company's common shares on the American Stock Exchange during the period beginning on November 1, 1995 and ending on the earlier of (i) the date of any of the Options are first exercised; or (ii) the fifteenth day following the filing of the Company's Form 10-K for the fiscal year ending December 1995 ("Form 10-K") with the Securities and Exchange Commission (the SEC"); or the lowest price at which the Company's common stock is sold by the Company to any other party. The Company also agreed to use its best efforts to register for resale the common shares underlying the Options after the Form 10-K has been filed with the SEC and after stockholder approval for the issuance of the Options has been obtained. The Options were granted to Mr. Winchell as compensation during the initial four month period of his employment. Mr. Winchell will not receive any cash compensation during such initial four month period. Mr. Winchell has no written employment contract with the Company or its subsidiaries. In conjunction with the closing of the Offering, the Company and Mr. Winchell will execute an employment agreement which is currently being negotiated.

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                   (CONTINUED)
                  --------------------------------------------
                  --------------------------------------------

On March 4, 1996, the Company acquired the assets of Martin Holan Company ("Martin Holan"), a photo album, frame and wall decor company. The operations and financial position of Stlye, Channel and Martin Holan are not material to the Company's results of operations or financial position.

The Company is currently negotiating to raise an additional $3.5 million to $4.0 million in capital which it expects to close by the end of the second quarter of 1996. As a condition of closing the Offering certain subordinated debt holders and affiliated debt holders have preliminarily agreed to convert an aggregate of $10.2 million of debt into equity. Management can not assure that such conversion will be consumated.



NOTE 16 - FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 1995, the Company wrote off the costs in excess of net assets acquired in the amount of $3,976,000 and deferred tax assets in the amount of $581,000. The adjustments increased the loss per share by $1.71.

                                   SCHEDULE I

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                   FOR YEARS ENDED DECEMBER 31, 1995 AND 1994

                            (IN THOUSANDS OF DOLLARS)

                   --------------------------------------------
                   --------------------------------------------

                                     ASSETS
                                                                  1995            1994
                                                                  ----            ----
Current assets:
  Cash                                                        $     14        $     7
  Other                                                             18             84
                                                              --------        -------
    Total current assets                                            32             91
                                                              --------        -------

Deferred income taxes                                                -             97
Other assets                                                         -            234
Investment in subsidiaries (Note 1)                             (1,813)         8,448
                                                              --------        -------
  Total assets                                                $ (1,781)       $ 8,870
                                                              --------        -------
                                                              --------        -------

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Loans from affiliates                                       $  2,077       $    624
  Other current liabilities - accounts payable and
    accrued expenses                                               813            297
                                                              --------        -------

  Total current liabilities                                      2,890            921
                                                              --------        -------
Total noncurrent liabilities                                       138            353

Contingencies (Note 5)

Stockholders' equity (deficit) (Note 5):
  Preferred stock, $10 par value; 1,000,000
    shares authorized, 900,000 issued                            9,000          9,000
  Common stock, $.10 par value; 10,000,000
    shares authorized; issued 2,725,000 and
    2,633,700 shares, respectively                                 272            263
  Additional paid in capital                                    17,466         16,160
  Deficit                                                      (31,265)       (17,245)
                                                              --------        -------
                                                                (4,527)         8,178
  Less:
    Deferred compensation and notes from officers                 (239)          (539)
    Common stock held in treasury, at cost, 7,144 shares           (43)           (43)
                                                              --------        -------

  Total stockholders' equity (deficit)                          (4,809)         7,596
                                                              --------        -------

  Total liabilities and stockholders' equity (deficit)        $ (1,781)      $  8,870
                                                              --------        -------
                                                              --------        -------

                  See notes to condensed financial information.

                                   SCHEDULE I

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                FOR YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                            (IN THOUSANDS OF DOLLARS)

               --------------------------------------------------
               --------------------------------------------------

                                                        1995           1994           1993
                                                        ----           ----           ----
Revenues:
  Management fee (Note 3)                            $     -        $   100        $   100
  Other (Note 2)                                           -              -              5
                                                     -------        -------        -------
                                                           -            100            105

Administrative, general and interest expense           2,143          1,099          1,118
                                                     -------        -------        -------

Loss from continuing operations before
  loss of subsidiary company                          (2,143)          (999)        (1,013)


Loss from continuing operations of
  subsidiary companies                               (11,877)        (1,704)        (1,939)
                                                     -------        -------        -------

Loss from continuing operations                      (14,020)        (2,703)        (2,952)

Discontinued operations                                    -           (794)             -
                                                     -------        -------        -------

Net loss                                             (14,020)        (3,497)        (2,952)

Deficit at beginning of the year                     (17,245)       (13,748)       (10,796)
                                                     -------        -------        -------

Deficit at end of the year                          $(31,265)      $(17,245)      $(13,748)
                                                    --------       --------       --------
                                                    --------       --------       --------

                  See notes to condensed financial information.

                                   SCHEDULE I

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                             STATEMENTS OF CASH FLOW
                FOR YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                            (IN THOUSANDS OF DOLLARS)

               --------------------------------------------------
               --------------------------------------------------

                                                                       1995           1994           1993
                                                                       ----           ----           ----
Cash flows from operating activities:
Loss from continuing operations and cumulative                     $(14,020)      $ (2,703)      $ (2,952)
  Adjustments to reconcile income (loss) to net cash provided by continuing operations:
      Equity in loss of subsidiaries                                 11,877          1,704          1,939
      Deferred compensation and other amortization                      566            473            469
      Deferred income taxes                                              97             81              -
      Restructuring costs                                                 -             65              -
      Changes in assets and liabilities                                 335            179           (420)
                                                                   --------       --------       --------
      Net cash used by continuing operations                         (1,145)          (201)          (964)
                                                                   --------       --------       --------

  Loss from discontinued operations                                       -           (794)             -
  Adjustments to reconcile loss to cash used by
  discontinued operations:
    Settlement costs                                                      -            794              -
    Changes in net assets related to discontinued operations              -           (385)             -
                                                                   --------       --------       --------
    Net cash used by discontinued operations                              -           (385)             -
                                                                   --------       --------       --------
    Net cash used by operating activities                                 -           (586)          (964)
                                                                   --------       --------       --------

Cash flows from investing activities:
  Net advances to subsidiaries                                       (1,616)        (2,664)        (1,549)
                                                                   --------       --------       --------
      Net cash used by investing activities                          (1,616)        (2,664)        (1,549)
                                                                   --------       --------       --------

Cash flows from financing activities:
  Loans from affiliates                                               1,453          2,251          1,605
  Issuance of stock                                                     908              -          1,800
  Collection of note from officer                                         -              -             75
  Shares to be issued in connection with termination
    of consulting agreement                                             407              -              -
  Cash dividends and cash-in-lieu of fractional shares                    -              -            (30)
                                                                   --------       --------       --------
      Net cash provided by financing activities                       2,768          2,251          3,450
                                                                   --------       --------       --------
Net increase (decrease) in cash                                           7           (999)           937
Cash, beginning of period                                                 7          1,006             69
                                                                   --------       --------       --------
Cash, end of period                                                $     14       $      7       $  1,006
                                                                   --------       --------       --------
                                                                   --------       --------       --------

                  See notes to condensed financial information.

                                   SCHEDULE I

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL INFORMATION
                  YEARS ENDED DECEMBER 31, 1995, 1994  AND 1993

                  ---------------------------------------------
                  ---------------------------------------------


1. The condensed financial information of the Registrant (the Company) should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements, which are included elsewhere herein.

     Investment in subsidiaries is presented net of advances from or inclusive of advances to the subsidiaries, as applicable.

2. Subsequent to the disposal in 1990 of Main Park Properties ("MPP"), a subsidiary of the Company which was in the real estate business, the Company remained contingently liable on certain debts collateralized by the real estate properties and was named a party to two litigations related thereto (as discussed below).

     The Resolution Trust Corporation ("RTC"), as receiver for Columbia Federal Savings and Loan Association, commenced an action in the United States District of Texas, Houston Division, against the Company, Damon Interests, Inc., Almeda Stables, Inc., MPP, and MSC. The Company was served with the summons and complaint on September 25, 1992 alleging that the Company was in default under a promissory note for the unpaid balance of $4,087,498 representing an aggregate sum of the principal due of $2,934,425 plus accrued interest through June 26, 1993, of $1,159,073, less $6,000 held in suspense for application against the balance. On July 28, 1994, the Company and the RTC agreed to settlement terms on the above action dismissing their claims against each other in the litigation with prejudice. The action was settled for total cash payments of $570,000.
     The Company will pay the RTC the $570,000 settlement amount in three (3) installments: $300,000 was paid on August 27, 1994; $170,000 on April 15, 1995; and $100,000 on or before December 31, 1996. Additionally the RTC retains the right to all proceeds from the sale of collateral which secured the promissory note. The settlement does not effect the Company's cross action against MSC, one of the defendants in the action, which asserts that MSC is liable to satisfy any debt due under the Promissory Note because MSC assumed the Company's liabilities in connection with the loan when MSC acquired the capital stock of MPP in 1990. MSC, however, has subsequently been involuntarily dissolved and no recovery appears likely.

     On April 9, 1993, the FDIC, as receiver for Texas National Bank, brought an action against the Company in the United States District Court for the Southern District of Texas to recover $1,300,000 plus interest under a promissory note executed in 1986. Total claimed damages in the suit were approximately $1,500,000. In a mediation on September 12, 1994, the FDIC extended an offer to the Company to settle the above action. According to its terms, the offer was irrevocable until October 10, 1994 and required total cash payments of $360,000, payable in installments as follows:
     $50,000 on or before October 15, 1994; $50,000 on or before November 15, 1994; seven semi-annual payments of $30,000 beginning on October 15, 1995; and a final payment of $50,000 on April 15, 1999. The Company accepted the settlement offer on October 10, 1994.

     The loss from discontinued operations of $794,000 in 1994, represents the present value of the stream of cash payments related to the litigation settlements described above.

                                   SCHEDULE I

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED FINANCIAL INFORMATION (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                  --------------------------------------------
                  --------------------------------------------


3. A flat management fee of $100,000 was charged the subsidiaries in 1994 and 1993, respectively.

4. The Company files a consolidated Federal income tax return with its subsidiaries. Income tax allocations are based primarily on each subsidiary filing a separate return with the exception that consolidated tax loss carryforwards are available to each subsidiary regardless of their origination. No tax benefit was recognized for the Company's losses in 1995, 1994 and 1993, as the Company and its subsidiaries, consolidated and individually, are in a tax loss carryforward position and, therefore, the determination that the realization's net benefit is more likely than not cannot be made.

     There were no tax related balances with subsidiaries at December 31, 1995 or 1994. See Note 8 to the Consolidated Financial Statements for further information with respect to income taxes.

5. Pursuant to the terms of its subsidiaries' current bank credit agreement, movement of funds from the subsidiaries to the Company are restricted from use in the payment of cash dividends without the bank's prior approval. The Company has also guaranteed all borrowings under this agreement, which total $9,836,000 at December 31, 1995. Additionally, the payment of cash dividends is restricted under the PMF loan, and can not be paid without Pacific Mezzanine Fund L. P.'s approval.

                                   SCHEDULE II

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
           FOR THE THREE YEARS ENDED DECEMBER 31, 1995, 1943 AND 1993

               ------------------------------------------------
               ------------------------------------------------



                                                            ADDITIONS               DEDUCTIONS
                                                           -----------       ------------------------
                                                                              ACCOUNTS      CREDITED      BALANCE
                                               BALANCE      CHARGED TO        WRITTEN        TO COST       AT END
                                              BEGINNING     COSTS AND        OFF NET OF        AND           OF
                                              OF PERIOD      EXPENSES        RECOVERIES     EXPENSES       PERIOD
                                             -----------   -----------      ------------   ----------    ---------
1995
- ----
Allowance for doubtful accounts:              $ 287,000      $ 105,000      $  26,000                     $ 366,000


1994
- ----

Allowance for doubtful accounts:              $ 345,000                     $  52,000      $   6,000      $ 287,000


1993
- ----

Allowance for doubtful accounts:              $ 335,000      $  25,000      $  15,000                     $ 345,000


                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KLEER VU INDUSTRIES, INC.
                                    ----------------------------------------


                              By    /s/    W. Blake Winchell
                                    ----------------------------------------
                                    W. Blake Winchell
                                    President and Chief Executive Officer
                                    Principal Financial & Accounting Officer
Date:     April 13, 1996
      ------------------------


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By    /s/    W. Blake Winchell
                                    -----------------------------------------
                                    W. Blake Winchell
                                    President and Chief Executive Officer and
                                    Principal Financial & Accounting Officer

Date:     April 13, 1996
      ------------------------




                              By    /s/    David W. Hardee
                                    -----------------------------------------
                                    David W. Hardee, Co-Chairman of the Board


Date:     April 13, 1996
      ------------------------




                              By    /s/    H. P. Park
                                    -----------------------------------------
                                    H. P. Park, Co-Chairman of the Board


Date:     April 13, 1996
      ------------------------