Form 10-Q
period 1996-03-31
KLEER VU INDUSTRIES INC/DE/
filed 1996-05-15
CIK 719729

                  U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                 FORM 10-Q

(Mark One)
[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1996.

                    OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
        For the transition period from             to            .


                        COMMISSION FILE NUMBER:  1-8497
                                                --------

                           KLEER-VU INDUSTRIES, INC.
                           -------------------------
              (Name of Registrant as specified in its charter)


           DELAWARE                                           13-5671924
- ----------------------------------                         --------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                         Identification Number)

921 WEST ARTESIA BOULEVARD, COMPTON, CALIFORNIA                 90220
- -----------------------------------------------               ---------
(Address of Principal Executive Offices)                      (Zip Code)

  (310) 603-9330
- ----------------
(Registrant's telephone number, including area code)

  NOT APPLICABLE
- -----------------
(Former name, former address and former fiscal year, if changed since last year)


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


     There were 2,725,020 shares outstanding of the issuer's common stock, $0.10 par value, as of May 12, 1996.

                         KLEER-VU INDUSTRIES, INC.

                              March 31, 1996
                               (Unaudited)


                                 INDEX

                                                                         Page No.
                                                                         --------
PART I - Financial Information:

Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheets as of March 31,
         1996 (Unaudited) and December 31, 1995                              3

         Consolidated Condensed Statements of Operations for
         the Three Months Ended March 31, 1996 and 1995 (Unaudited)          5

         Consolidated Condensed Statements of Cash Flows for
         the Three Months Ended March 31, 1996 and 1995 (Unaudited)          6

         Notes to Consolidated Condensed Financial Statements
         (Unaudited)                                                         7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 8

PART II - Other Information                                                  9

         Signatures                                                         10



PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Dollars in Thousands)
                                    ASSETS

                                                          March 31,
                                                             1996            December 31,
                                                         (Unaudited)             1995
                                                         -----------         ------------
Current Assets:
   Cash                                                    $    79              $    87
   Accounts receivables, less allowance of $383
    and $366                                                 4,538                5,676
   Inventories                                               7,098                9,557
   Other                                                       113                  129
                                                           -------              -------
      Total current assets                                  11,828               15,449

Property and equipment, less accumulated
 depreciation and amortization of $5,057 and $4,785          3,828                3,857
Due from officers                                               68                   68
Other                                                          637                  682
Assets acquired in excess of cost                            1,016                    -
                                                           -------              -------
Cost in excess of net assets acquired                      $17,377              $20,056
                                                           -------              -------
                                                           -------              -------

    See accompanying notes to consolidated condensed financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)
                           (Dollars in Thousands)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          March 31,
                                                             1996            December 31,
                                                         (Unaudited)             1995
                                                         -----------         ------------
Current Liabilities:
   Loans from affiliates                                  $    700             $    700
   Bank line of credit                                       6,664                9,851
   Accounts payable                                          3,726                3,253
   Cash overdraft                                              371                  299
   Accounts payable to affiliated company                    1,794                1,748
   Restructuring costs                                         579                1,597
   Accrued expenses                                          2,406                1,236
                                                          --------             --------
    Total current liabilities                               16,240               18,684

Long-term debt
   Loan from affiliate                                       1,382                1,377
   Long-term debt                                            5,892                4,666
   Other noncurrent liabilities                                192                  138
                                                          --------             --------
                                                             7,466                6,181

Stockholders' equity:
   Preferred stock, $10 par value; 1,000,000
    shares authorized; 900,000 shares issued,
    aggregate liquidation preference of $900                 9,000                9,000

   Common stock, $0.10 par value; 10,000,000
    shares authorized, 2,725,020 shares issued                 272                  272

   Additional paid-in capital                               17,466               17,466

   Deficit                                                 (32,785)             (31,265)
                                                          --------             --------
                                                            (6,047)              (4,527)
   Less:  Deferred compensation and notes from
    officers                                                  (239)                (239)

   Common stock held in treasury, at cost;
    7,144 shares                                               (43)                 (43)

Total stockholders' equity                                  (6,329)              (4,809)
                                                          --------             --------
                                                          $ 17,377             $ 20,056
                                                          --------             --------
                                                          --------             --------

    See accompanying notes to consolidated condensed financial statements.

                 KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)
                 (In Thousands Except Per Share Amounts)

                                                                       Three Months
                                                                          Ended
                                                                        March 31,
                                                                ------------------------
                                                                   1996          1995
                                                                ----------    ----------
Net sales                                                          $ 6,864       $ 5,795

Costs and expenses:
    Cost of goods sold                                               6,556         5,060
    Selling                                                            584           755
    General and administrative                                         698         1,163
    Interest expense                                                   546           333
                                                                 ---------     ---------
        Total costs and expenses                                     8,384         7,311

        Net loss                                                   $(1,520)      $(1,516)
                                                                 ---------     ---------
                                                                 ---------     ---------
        Net loss per share                                         $  (.56)      $  (.57)
                                                                 ---------     ---------
                                                                 ---------     ---------
        Weighted average common shares used in
         computation of loss per share                           2,725,020     2,651,808
                                                                 ---------     ---------
                                                                 ---------     ---------

    See accompanying notes to consolidated condensed financial statements.

                  KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                           (Dollars in Thousands)


                                                                       Three Months
                                                                          Ended
                                                                        March 31,
                                                                ------------------------
                                                                   1996          1995
                                                                ----------    ----------
Cash flows from operating activities:
   Net loss                                                      $(1,520)       $(1,516)
   Adjustments to reconcile loss to cash used by
   operations:
   Depreciation and amortization                                      29            149
   Deferred compensation and other amortization                        -            219
   Provision for bad debts                                             -              5
   Changes in assets and liabilities:
   Accounts receivable                                             1,138          3,395
   Due from officers                                                   -            (16)
   Inventories                                                     2,459         (1,980)
   Other assets and liabilities                                      115           (131)
   Accounts payable                                                  519          1,231
   Accrued expenses                                                1,170            133
   Restructuring costs                                            (1,018)             -
   Cost in excess of net assets acquired                          (1,016)             -
                                                                 -------        -------
   Net cash provided by (used in) operations                       1,876          1,489
                                                                 -------        -------

Cash flows from investing activities:
   Capital expenditures                                                -            (80)
                                                                 -------        -------
   Net cash used in investing activities

Cash flows from financing activities:
   Notes payable and line of credit                               (3,187)        (1,063)
   Loans from affiliate                                                5            454
   Payments of long-term debt                                      1,226            (84)
   Cash overdraft                                                     72           (685)
                                                                 -------        -------
   Net cash provided by (used in) financing
   activities                                                     (1,884)        (1,378)
                                                                 -------        -------
   Net increase (decrease) in cash                                    (8)            31
   Cash, beginning of period                                          87             55
                                                                 -------        -------
   Cash, end of period                                           $    79        $    86
                                                                 -------        -------
                                                                 -------        -------

    See accompanying notes to consolidated condensed financial statements.

                  KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  Basis of presentation:

The consolidated financial statements include the accounts of Kleer Vu Industries, Inc. (the Company) and its subsidiaries, Kleer Vu Plastics Corporation ("KVP"), PAS Industry, Inc. ("PAS"), ProLine Storage Corporation ("ProLine"), The Channel Group, Inc. ("Channel") and Style Frames, Inc. ("Style"). All of the subsidiaries are wholly-owned and all intercompany balances and transactions have been eliminated. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to a fair presentation of the financial position as of March 31, 1996, and the results of operations and the statements of cash flows for the three months ended March 31, 1996 and 1995.

The Company's financial statements for the year ended December 31, 1995 were prepared on a going concern basis. The Company incurred a net loss of $14,020,000 for the year ended December 31, 1995 and had significant net losses in 1994 and 1993. Furthermore, as of December 31, 1995 the Company had a stockholders' deficit of $4,809,000 and negative working capital of $3,235,000 and missed or is slow in making payments to vendors. As of December 31, 1995, the Company was not in compliance with certain of its bank covenants. Compliance with these covenants were subsequently waived by the bank on April 5, 1996 and the covenants were amended. Continued compliance after year end is contingent upon the closing of an additional financing.
See Note 3 below for a description of an anticipated $3.5 million to $4.0 million offering. The Company's independent certified public accountants have included an explanatory paragraph in their report indicating there is substantial doubt with respect to the Company's ability to continue as a going concern. Management plans to raise approximately $3.5 million to $4.0 million in capital during the second quarter of 1996. Management is concurrently exploring other financing options. If the Company is unable to obtain additional financing, management may have to reduce or stop planned product expansion or scale back operations. There is no assurance that an offering will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence.

2.  Inventories:

Inventories consisted of the following:

                                                  (Dollars in Thousands)
                                                March 31,     December 31,
                                                  1996            1995
                                                ---------     ------------
Raw materials                                    $4,420          $4,613
Work-in process                                      31              31
Finished products                                 2,647           4,913
                                                 ------          ------
                                                 $7,098          $9,557
                                                 ------          ------
                                                 ------          ------

3.  Subsequent Events:

The Company is currently exploring avenues to raise an additional $3.5 million to $4.0 million in capital which it expects to close by the end of the second quarter of 1996. The Company is also continuing discussions with certain subordinated debt holders and affiliated debt holders to convert an aggregate of approximately $10.2 million of debt into equity. Various conversion structures are being discussed with these creditors. Management can not assure that it will be able to raise such capital in the anticipated time frame, or at all, or that such conversion of indebtedness will be consummated. The Company contemplates that any conversion of indebtedness will occur contemporaneously with the closing of an offering.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

In December of 1995, the Board of Directors assembled a new management team to return the Company to profitability. The new management team immediately implemented a multi-step plan to improve margins, reduce operating expenses, lower working capital requirements and restructure the balance sheet. Since December of 1995 the Company has:

- - Consolidated Brownsville, Tennessee manufacturing operations into the California facilities.
- - Consolidated Mexicali, Mexico manufacturing operations into the California facilities.
- -  Significantly reduced corporate administrative personnel.
- - Implemented an inventory liquidation program, reducing inventories from $12 million at the end of October 1995 to approximately $7 million at the end of March 1996.

For the quarter ended March 31, 1996, financial results reflect reduced operating expenses and improved inventory turnover as a result of the new operating strategy. Based upon the foregoing, the Company anticipates but can not assure, that improvements to the Company's operations and working capital will continue for the balance of 1996

FIRST QUARTER 1996 VERSUS FIRST QUARTER 1995

Sales for the three month period ended March 31, 1996 increased by $1,069,000 or 18.5% over those for the same period in 1995. Sales for the Company's album business posted a sales increase of $750,000 for the quarter, primarily attributable to close-out sales. The increase in album sales was offset by a $428,000 decrease in ProLine sales reflecting the relocation of the manufacturing operations from Brownsville, Tennessee to California. Included in the first quarter are sales of $747,000 from Channel and Style which were acquired in January of 1996.

Gross profit margin decreased from 12.7% in 1995 to 5.0% in 1996 due to (i) recognition of a $500,000 manufacturing variance incurred in 1995 which was capitalized as part of inventory at year end and expensed as the related inventory was sold during the first quarter of 1996, (ii) significant close-out sales in the first quarter of 1996 which sold albums at a loss of approximately $487,000 and (iii) inclusion of Channel and Style in operations. The gross margin on album sales, excluding close-out sales of $474,000 and the 1995 manufacturing variance of $500,000, was approximately 19%. The gross margin on frames sales by Channel and Style was approximately 12%.

Selling expenses decreased by $171,000, due primarily to the reduction in sales staff.

General and administrative costs decreased by $465,000. The decrease was comprised of (i) staff layoffs in the first quarter, and (ii) the elimination of amortization of cost in excess of net assets acquired of $77,000.

Interest expense was $213,000 higher as a result of additional borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations of $1,876,000 in 1996 improved slightly over those for the comparable period in 1995. The collection of accounts receivables, the decrease in inventories and the increase accounts payable and accrued expenses were primarily responsible for providing cash from operations and were offset somewhat by a decrease in restructuring costs and cost in excess of net assets acquired. The cash provided by operations was principally used to repay borrowings under the Company's bank line of credit.

PROSPECTS

The losses experienced in the first quarter of 1996 were anticipated by the Company due to the seasonal nature of the business and the amount of close-out sales included in the first quarter of 1996. As noted above, management's plan to return the Company to profitability has had the immediate impact of increasing gross margin (the first quarter 1996 gross margin when adjusted for close-out sales and the 1995 manufacturing variance was 19% as compared to 12.7% for the first quarter of 1995) and lowering selling, general and administrative expenses (first quarter 1996 selling, general and administrative expense was $1,282,000 versus $1,918,000 for the first quarter in 1995). The Company's debt outstanding under its line of credit has been reduced by $ 4 million since management's plan was implemented, and inventories have been reduced by $5 million.

The new Kodak and Kleer-Vu product lines introduced during the first quarter of 1996 have been extremely well received by both existing customers and prospects, and shipments are projected to continue to be strong for the second quarter of 1996. The Kodak product line is manufactured and distributed pursuant to a license agreement (the "Kodak License") with Eastman Kodak Company ("Kodak"). The initial term of the Kodak License expires June 30, 1996. At the end of the initial term, the Company has the right to renew the Kodak License for one six month term and thereafter for three successive one year terms, provided the Company has achieved certain net sales requirements. Management believes, but can not assume, based upon anticipated shipment dates that the Company will meet the net sales target by the June 30, 1996 deadline.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Not applicable.

ITEM 2 - CHANGES IN SECURITIES

Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable

ITEM 6 - EXHIBITS AND  REPORTS ON FORM 8-K

None

                  KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KLEER-VU INDUSTRIES, INC.



Date:     May 12, 1996                  /s/  W. Blake Winchell
      ---------------------             -------------------------------------
                                        W. Blake Winchell
                                        President and Chief Executive Officer
                                        Principal Financial Officer