Form 10-Q
period 1996-06-30
KLEER VU INDUSTRIES INC/DE/
filed 1996-08-14
CIK 719729

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1996.
                                         -------------

                    OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period from           to          .
                                         ----------  ----------

                       COMMISSION FILE NUMBER:  1-8497
                                                ------


                            KLEER-VU INDUSTRIES, INC.
                            -------------------------
                (Name of Registrant as specified in its charter)

                  DELAWARE                                                 13-5671924
- ---------------------------------------------------         --------------------------------------------
(State or Other Jurisdiction of Incorporation               (I.R.S. Employer Identification Number)
or Organization)

   921 WEST ARTESIA BOULEVARD, COMPTON, CALIFORNIA                            90220
- --------------------------------------------------          ---------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)

  (310) 603-9330
- ---------------------------------------------------------
(Registrant's telephone number, including area code)

  NOT APPLICABLE
- ---------------------------------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last year)


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


     There were 2,725,020 shares outstanding of the issuer's common stock, $0.10 par value, as of August 12, 1996.

                            KLEER-VU INDUSTRIES, INC.


                                  June 30, 1996
                                   (Unaudited)


                                      INDEX

                                                                       PAGE NO.

PART I - Financial Information:

Item 1. Financial Statements:

          Consolidated Condensed Balance Sheets as of
          June 30, 1996 (Unaudited) and December 31, 1995                 3

          Consolidated Condensed Statements of Operations
          for the Three and Six Months Ended June 30, 1996
          and 1995 (Unaudited)                                            4

          Consolidated Condensed Statements of Cash Flows for
          the Six Months Ended June 30, 1996 and 1995 (Unaudited)         5

          Notes to Consolidated Condensed Financial Statements
          (Unaudited)                                                     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              7

PART II - Other Information                                               8

         Signatures                                                      10

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                   /KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                     ASSETS
                                     ------

                                                                      June 30,       December
                                                                        1996            31,
                                                                     (Unaudited)       1995
                                                                     -----------     --------
Current Assets:
    Cash                                                               $      94      $      87
    Accounts receivable, less allowance of $409 and $366                   4,678          5,676
    Inventories                                                            7,031          9,557
    Other                                                                    109            129
                                                                       ---------      ---------
       Total current assets                                               11,912         15,449

Property and equipment, less accumulated depreciation and
   amortization of $5,217 and $4,785                                       3,670          3,857
Due from officers                                                             29             68
Other                                                                        716            682
Cost in excess of net assets acquired                                      1,049              -
                                                                       $  17,376      $  20,056

                                                                       ---------      ---------
                                                                       ---------      ---------

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                                ------------------------------------

Current Liabilities:
    Loans from affiliates                                              $     700      $     700
    Bank line of credit                                                    6,775          9,851
    Accounts payable                                                       3,984          3,253
    Cash overdraft                                                           273            299
    Accounts payable to affiliated company                                 1,842          1,748
    Restructuring costs                                                      402          1,597
    Accrued expenses                                                       2,810          1,236
                                                                       ---------      ---------
       Total current liabilities                                          16,786         18,684

Long-term debt
    Loan from affiliate                                                    1,387          1,377
    Long-term debt                                                         6,012          4,666
    Other noncurrent liabilities                                             144            138
                                                                       ---------      ---------
                                                                           7,543          6,181

Stockholders' equity:
    Preferred stock, $10 par value; 1,000,000 shares authorized;
     900,000 shares issued, aggregate liquidation preference of $900       9,000          9,000
    Common stock, $0.10 par value; 10,000,000 shares authorized,
     2,725,020 shares issued                                                 272            272
    Additional paid-in capital                                            17,466         17,466
    Deficit                                                             (33,409)       (31,265)
                                                                       ---------      ---------
                                                                         (6,671)        (4,527)
    Less:  Deferred compensation and notes from officers                   (239)          (239)
    Common stock held in treasury, at cost; 7,144 shares                    (43)           (43)
                                                                       ---------      ---------
       Total stockholders' equity                                        (6,953)        (4,809)
                                                                       $ 17,376       $ 20,056
                                                                       ---------      ---------
                                                                       ---------      ---------


     See accompanying notes to consolidated condensed financial statements.

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In Thousands Except Per Share Amounts)


                                                 Three Months Ended             Six Months Ended
                                                      June 30,                      June 30,
                                             --------------------------    --------------------------
                                                1996           1995           1996           1995
                                                ----           ----           ----           ----
Net sales                                     $   5,653      $   6,348      $  12,517      $  12,143

Costs and expenses:
    Cost of goods sold                            4,549          6,085         11,105         11,145
    Selling                                         542            844          1,126          1,599
    General and administrative                      598          1,047          1,295          2,210
    Interest expense                                588            419          1,135            752
                                              ---------      ---------      ---------      ---------
       Total costs and expenses                   6,277          8,395         14,661         15,706

Net loss                                     $    (624)     $  (2,047)     $  (2,144)     $  (3,563)
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------
Net loss per share                           $    (.23)     $    (.77)     $    (.79)     $   (1.34)
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------
Weighted average common shares used in
computation of loss per share                 2,725,020      2,672,316      2,725,020      2,656,160
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------


     See accompanying notes to consolidated condensed financial statements.

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                          Six Months Ended
                                                              June 30,
                                                     ---------------------------
                                                         1996          1995
Cash flows from operating activities:
   Net loss                                           $   (2,144)   $   (3,563)
Adjustments to reconcile loss to cash used by
 operations:
   Depreciation and amortization                              432           282
   Deferred compensation and other amortization                 -           411
   Provision for bad debts                                     43            22
Changes in assets and liabilities:
   Accounts receivable                                        955         3,174
   Due from officers                                           39          (19)
   Inventories                                              2,526       (2,792)
   Other assets and liabilities                               (8)         (275)
   Accounts payable                                           731         (377)
   Accrued expenses                                         1,574           124
   Restructuring costs                                    (1,195)             -
   Cost in excess of net assets acquired                  (1,049)             -
                                                      -----------   -----------
Net cash provided by (used in) operations                   1,904       (3,013)
                                                      -----------   -----------

Cash flows from investing activities:
   Capital expenditures                                     (245)         (306)
                                                      -----------   -----------

Net cash used in investing activities                       (245)         (306)

Cash flows from financing activities:
Notes payable and line of credit                           (3,076)       (1,502)
Issuance of long-term debt                                  1,346         5,000
Issuance of common stock                                                     40
Debt issuance cost                                                        (405)
Loans from affiliate                                          104           876
Payments of long-term debt                                                (272)
Cash overdraft                                               (26)         (451)
                                                      -----------   -----------
Net cash provided by (used in) financing activities       (1,652)         3,286
                                                      -----------   -----------

Net increase (decrease) in cash                                 7          (33)

Cash, beginning of period                                      87            55
                                                      -----------   -----------
Cash, end of period                                   $        94   $        22
                                                      -----------   -----------
                                                      -----------   -----------


     See accompanying notes to consolidated condensed financial statements.

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  Basis of presentation:

The consolidated financial statements include the accounts of Kleer Vu Industries, Inc. (the Company) and its subsidiaries, Kleer Vu Plastics Corporation ("KVP"), PAS Industry, Inc. ("PAS"), ProLine Storage Corporation ("ProLine"), The Channel Group, Inc. ("Channel") and Style Frames, Inc. ("Style"). All of the subsidiaries are wholly-owned and all intercompany balances and transactions have been eliminated. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to a fair presentation of the financial position as of June 30, 1996, and the results of operations and the statements of cash flows for the six months ended June 30, 1996 and 1995.

The Company's financial statements for the year ended December 31, 1995 were prepared on a going concern basis. The Company incurred a net loss of $14,020,000 for the year ended December 31, 1995 and had significant net losses in 1994 and 1993. Furthermore, as of December 31, 1995 the Company had a stockholders' deficit of $4,809,000 and negative working capital of $3,235,000 and missed or is slow in making payments to vendors. As of June 30, 1996, the Company was not in compliance with certain of its bank covenants. Future compliance is contingent upon the closing of an additional financing. See
Note 3 below for a description of an anticipated $1.25 million financing.
The Company's independent certified public accountants have included an explanatory paragraph in their report indicating there is substantial doubt with respect to the Company's ability to continue as a going concern. Management plans to raise approximately $1.25 million in capital during the third quarter of 1996. Management is concurrently exploring other financing options. If the Company is unable to obtain additional financing, management may have to reduce or stop planned product expansion or scale back operations. There is no assurance that an offering will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence.

2.  Inventories:

Inventories consisted of the following:          (Dollars in Thousands)
                                                June 30,        December
                                                                   31,
                                                  1996            1995
                                                  ----            ----
Raw materials                                    $   4,391       $   4,613
Work-in process                                         80              31
Finished products                                    2,560           4,913
                                                 ---------       ---------
                                                 $   7,031       $   9,557
                                                 ---------       ---------
                                                 ---------       ---------

3.  Subsequent Events:

The Company is currently exploring avenues to raise an additional $1.25 million in capital which it expects to close by the end of the third quarter of 1996. The Company is also continuing discussions with certain subordinated debt holders and affiliated debt holders to convert an aggregate of approximately $6.7 million of debt into equity. Various conversion structures are being discussed with these creditors. Management can not assure that it will be able to raise such capital in the anticipated time frame, or at all, or that such conversion of indebtedness will be consummated. The Company contemplates that any conversion of indebtedness will occur contemporaneously with the closing of a financing.

The Company has reached an agreement in principal with Eastman Kodak Company ('Kodak") to renew the Company's license to manufacture and distribute Kodak branded photograph albums in the United States and Canada for an additional 18 months. The Company and Kodak are formulating sales targets for the renewal term in order to finalize the agreement. The original terms of the license continue in effect during the interim period while the agreement is finalized.

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

For the six months ended June 30, 1996, financial results reflect reduced operating expenses and improved inventory turnover as a result of the new operating strategy. Based upon the foregoing, the Company anticipates but can not assure, that improvements to the Company's operations and working capital will continue for the balance of 1996

FIRST QUARTER 1996 VERSUS FIRST QUARTER 1995

Sales for the three month period ended June 30, 1996 decreased by $695,000 or 10.9% over those for the same period in 1995. Sales for the Company's album business posted a sales decrease of $570,000 for the quarter. The decrease in album sales was compounded by a $1,084,000 decrease in ProLine sales reflecting the loss of a significant customer account in the Custom Products division and the closing of the Government division. Included in the second quarter are sales of $958,000 from Channel and Style which were acquired in January of 1996.

Gross profit margin increased from 4.2% during the second quarter of 1995 to 19.5% during the second quarter of 1996 This increase was primarily attributable to decreased costs for the Company's principal raw materials, polypropylene and paper as well as a firming in the Company's product sales prices

Selling expenses decreased by $302,000, due primarily to the reduction in sales staff.

General and administrative costs decreased by $449,000. The decrease was comprised of (i) staff layoffs in the first quarter, and (ii) the elimination of amortization of cost in excess of net assets acquired.

Interest expense was $169,000 higher as a result of additional borrowings.

FIRST HALF 1996 VERSUS FIRST HALF 1995

Sales from the first half of 1996 improved by $374,000 or 3% over those for the first half of 1995 reflecting the inclusion of Style and Channel sales of $1,705,000 and an increase in album sales of $181,000. Offsetting the sales of Style, Channel and album products were decreased sales by Pro-line Storage of $1,512,000 reflecting the relocation of the manufacturing operations from Brownsville, Tennessee to California and due to the loss of a significant customer account and the closing of the Government division.
Gross profit as a percentage of sales increased from 8.2% in 1995 to 11.3% in 1996 due to the reasons noted above for the second quarter which are offset by the (i) recognition of a $500,000 manufacturing variance incurred in 1995 which was capitalized as part of inventory at year end and expensed as the related inventory was sold during the first quarter of 1996, (ii) significant close-out sales in the first quarter of 1996 which sold albums at a loss of approximately $487,000 and (iii) inclusion of Channel and Style in operations.

Selling expenses decreased from 13.2% of sales in 1995 to 9.0% in 1996 due to the lower staffing levels described above.

General and administrative expenses decreased from 18.2% of sales in 1995 to 10.3% in 1996 as a result of the staff reductions accomplished in the first quarter of 1996


Interest expense increased in the first half of 1996 by $383,000 over 1995 due to the factors noted above in the discussion of the second quarter.


LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations of $1,904,000 in 1996 improved significantly over those for the comparable period in 1995. The collection of accounts receivable, the decrease in inventories and the increase accounts payable and accrued expenses were primarily responsible for providing cash from operations and were offset somewhat by a decrease in restructuring costs and cost in excess of net assets acquired. The cash provided by operations was principally used to repay borrowings under the Company's bank line of credit.


PROSPECTS

The losses experienced in the first six months of 1996 were anticipated by the Company due to the seasonal nature of the business and the amount of close-out sales included in the first quarter of 1996. As noted above, management's plan to return the Company to profitability has had the immediate impact of increasing gross margin (the first six months 1996 gross margin when adjusted for first quarter 1996 close-out sales and the 1995 manufacturing variance was 15.9% as compared to 8.2% for the first six months of 1995) and lowering selling, general and administrative expenses (second quarter 1996 selling, general and administrative expense was $1,140,000 versus $1,891,000 for the second quarter in 1995).

The Company is currently exploring avenues to raise an additional $1.25 million in capital which it expects to close by the end of the third quarter of 1996. The Company is also continuing discussions with certain subordinated debt holders and affiliated debt holders to convert an aggregate of approximately $6.7 million of debt into equity. Various conversion structures are being discussed with these creditors. Management can not assure that it will be able to raise such capital in the anticipated time frame, or at all, or that such conversion of indebtedness will be consummated. The Company contemplates that any conversion of indebtedness will occur contemporaneously with the closing of a financing.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Not applicable.

ITEM 2 - CHANGES IN SECURITIES

Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 - OTHER INFORMATION

On June 26, 1996, the Board of Directors named David W. Hardee as its President and CEO, replacing the vacancy left by the resignation of W. Blake Winchell. Mr. Winchell had entered into an employment agreement with the Company with an initial term of December 1995 through March 31, 1996 to restructure the operations of Kleer-Vu. At the Company's request Mr. Winchell remained as President an additional 2 1/2 months to complete his assignment. The remaining task of restructuring the balance sheet will be managed by the Kleer-Vu management team.

The Board of Directors elected Fred Acker as a director to fill a vacancy on the Board of Directors. Mr. Acker is the Executive Vice President of sales of Kleer-Vu Plastics Corporation, the photograph album subsidiary of the Company, and of Proline Storage Corporation, the Company's telemarketing and original equipment manufacturing subsidiary.

The Company was advised that Hardee Capital Partners, L. P. ("HCP") and Hee Poong Park ("Park") had defaulted on their respective payment obligations to MicroTel International ("MicroTel"), and Elk International Corporation Ltd. ("Elk") which is MicroTel's principal stockholder. Based upon information contained in Schedule 13Ds filed by MicroTel and Elk respectively, MicroTel and Elk have taken the position that the defaults result in MicroTel's immediate right to vote 641,944 common shares of the Company and Elk's immediate right to vote 1,340,236 common shares and 900,000 voting preferred shares outstanding. The 641,944 common shares securing HCP's obligation to MicroTel represents approximately 18% of the Company's voting shares and the 1,340,236 voting shares securing HCP's and Park's obligations to Elk represent approximately 37% of the Company's voting shares. The Company has been further advised that MicroTel and Elk have commenced legal action against HCP and Hardee as guarantor of HCP's obligation and Park to enforce HCP's and Park's respective payment obligations.

The Company has also been advised that the respective partners are in negotiation to settle their disputes. However, the Company is unable to predict whether or not such negotiations will yield a settlement or what the outcome of the pending litigation would be. If a settlement is not reached and MicroTel and Elk prevail in their actions a change in control of the Company would occur if MicroTel and Elk retain the common shares and preferred shares toward the payment of the indebtedness or dispose of such shares in a foreclosure sale.

The HCP obligations arise out of a $1,444,445 Promissory Note by HCP to MicroTel payable on December 15, 1996 and a $805,555 Promissory Note by HCP to Elk payable on December 15, 1996. Park's obligation arises out of a $2,700,000 Promissory Note payable to Elk on December 15, 1996.

ITEM 6 - EXHIBITS AND  REPORTS ON FORM 8-K

None

                   KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            KLEER-VU INDUSTRIES, INC.



Date:  August 12, 1996             /s/ David W. Hardee
     ---------------------         -------------------
                                   David W. Hardee
                                   President and Chief Executive Officer
                                   Principal Financial Officer