Form 10-Q
period 1996-09-30
KLEER VU INDUSTRIES INC/DE/
filed 1996-11-14
CIK 719729

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                      FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1996.
                                         -------------------
                              OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period from _______ to_______.

                          COMMISSION FILE NUMBER:  1-8497
                                                   ------

                              KLEER-VU INDUSTRIES, INC.
                   (Name of Registrant as specified in its charter)

                 DELAWARE                                     13-5671924
----------------------------------------------------  -------------------------
      (State or Other Jurisdiction of                      (I.R.S. Employer
      Incorporation or Organization)                    Identification Number)

       601 HANSON STREET, KEMAH, TEXAS                          77565
----------------------------------------------------  -------------------------
   (Address of Principal Executive Offices)                   (Zip Code)

               (713) 654-7777
----------------------------------------------------
(Registrant's telephone number, including area code)

    921 WEST ARTESIA BOULEVARD, COMPTON, CALIFORNIA                 90220
-------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                      if changed since last report)



      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes       X           No
                        -------------         -------------

      There were 2,725,020 shares outstanding of the issuer's common stock, $0.10 par value, as of November 12, 1996.

                            KLEER-VU INDUSTRIES, INC.


                               September 30, 1996
                                   (Unaudited)


                                     INDEX
                                     -----


                                                                       Page No.
                                                                       --------

PART I - Financial Information:

Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheets as of September 30,
         1996 (Unaudited) and December 31, 1995                              3

         Consolidated Condensed Statements of Operations for the
         Three and Nine Months Ended September 30, 1996 and 1995
         (Unaudited)                                                         4

         Consolidated Condensed Statements of Cash Flows for the
         Nine Months Ended September 30, 1996 and 1995 (Unaudited)           5

         Notes to Consolidated Condensed Financial Statements
         (Unaudited)                                                         6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           8

PART II - Other Information                                                  9

Signatures                                                                  11

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                          KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (Dollars in Thousands)
                                           ASSETS

                                                            September 30,    December 31,
                                                                 1996            1995
                                                             (Unaudited)
                                                            -------------    ------------
Current Assets:
   Cash                                                        $    336        $     87
   Accounts receivable, less allowance of $425 and $366           3,472           5,676
   Inventories                                                    6,831           9,557
   Other                                                            257             129
                                                               --------        --------
      Total current assets                                       10,896          15,449

Property and equipment, less accumulated depreciation
   and amortization of $5,376 and $4,785                          3,511           3,857
Due from officers                                                    29              68
Other                                                               622             682
Cost in excess of net assets acquired                             1,049               -
                                                               --------        --------
                                                               $ 16,107        $ 20,056
                                                               --------        --------
                                                               --------        --------

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Loans from affiliates                                       $    700        $    700
   Bank line of credit                                            5,610           9,851
   Accounts payable                                               4,247           3,253
   Cash overdraft                                                   443             299
   Accounts payable to affiliated company                         1,891           1,748
   Restructuring costs                                              351           1,597
   Accrued expenses                                               3,038           1,236
                                                               --------        --------
      Total current liabilities                                  16,280          18,684

Long-term debt
   Loan from affiliate                                            1,392           1,377
   Long-term debt                                                 6,051           4,666
   Other noncurrent liabilities                                     147             138
                                                               --------        --------
                                                                  7,590           6,181
Stockholders' equity:
   Preferred stock, $10 par value; 1,000,000 shares
     authorized; 900,000 shares issued, aggregate
     liquidation preference of $900                               9,000           9,000
   Common stock, $0.10 par value; 10,000,000 shares
     authorized, 2,725,020 shares issued                            272             272
   Additional paid-in capital                                    17,466          17,466
   Deficit                                                      (34,219)        (31,265)
                                                               --------        --------
                                                                 (7,481)         (4,527)
   Less:  Deferred compensation and notes from officers            (239)           (239)
   Common stock held in treasury, at cost; 7,144 shares             (43)            (43)
                                                               --------        --------
      Total stockholders' equity                                 (7,763)         (4,809)
                                                               --------        --------
                                                               $ 16,107        $ 20,056
                                                               --------        --------
                                                               --------        --------


        See accompanying notes to consolidated condensed financial statements.

                            KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                           (Unaudited)
                             (In Thousands Except Per Share Amounts)

                                                             Three Months Ended       Nine Months Ended
                                                                 September 30,           September 30,
                                                           ----------------------   ---------------------
                                                              1996        1995         1996        1995
                                                           ---------   ----------   ---------   ---------
Net sales                                                  $   5,870   $    6,467   $  18,387   $  18,610

Costs and expenses:
   Cost of goods sold                                          4,939        5,849      16,044      16,994
   Selling                                                       548          863       1,674       2,462
   General and administrative                                    586        1,134       1,881       3,344
   Interest expense                                              607          510       1,742       1,262
                                                           ---------   ----------   ---------   ---------
      Total costs and expenses                                 6,680        8,356      21,341      24,062

Net loss                                                   $    (810)  $   (1,889)  $  (2,954)  $  (5,452)
                                                           ---------   ----------   ---------   ---------
                                                           ---------   ----------   ---------   ---------
Net loss per share                                         $    (.30)  $     (.71)  $   (1.08)  $   (2.05)
                                                           ---------   ----------   ---------   ---------
                                                           ---------   ----------   ---------   ---------
Weighted average common shares used in computation
  of loss per share                                        2,725,020    2,675,876   2,725,020   2,662,804
                                                           ---------   ----------   ---------   ---------
                                                           ---------   ----------   ---------   ---------


         See accompanying notes to consolidated condensed financial statements.

                           KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                     (Dollars in Thousands)


                                                                        Nine Months Ended
                                                                          September 30,
                                                                      ---------------------
                                                                         1996       1995
                                                                      ---------   ---------
Cash flows from operating activities:
   Net loss                                                           $  (2,954)  $  (3,563)
Adjustments to reconcile loss to cash used by operations:
   Depreciation and amortization                                            490         282
   Deferred compensation and other amortization                               -         411
   Provision for bad debts                                                   59          22
Changes in assets and liabilities:
   Accounts receivable                                                    2,145       3,174
   Due from officers                                                         39         (19)
   Inventories                                                            2,726      (2,792)
   Other assets and liabilities                                             (59)       (275)
   Accounts payable                                                         994        (377)
   Accrued expenses                                                       1,802         124
   Restructuring costs                                                   (1,246)          -
   Cost in excess of net assets acquired                                 (1,049)          -
                                                                      ---------   ---------
Net cash provided by (used in) operations                                 2,947      (3,013)
                                                                      ---------   ---------

Cash flows from investing activities:
   Capital expenditures                                                    (144)       (306)
                                                                      ---------   ---------

Net cash used in investing activities                                     2,803        (306)

Cash flows from financing activities:
Notes payable and line of credit                                         (4,241)     (1,502)
Issuance of long-term debt                                                1,385       5,000
Issuance of common stock                                                                 40
Debt issuance cost                                                                     (405)
Loans from affiliate                                                        158         876
Payments of long-term debt                                                             (272)
Cash overdraft                                                              144        (451)
                                                                      ---------   ---------
Net cash provided by (used in) financing activities                      (2,554)      3,286
                                                                      ---------   ---------

Net increase (decrease) in cash                                             249         (33)

Cash, beginning of period                                                    87          55
                                                                      ---------   ---------
Cash, end of period                                                   $     336   $      22
                                                                      ---------   ---------
                                                                      ---------   ---------


        See accompanying notes to consolidated condensed financial statements.

                  KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  Basis of presentation:

The consolidated financial statements include the accounts of Kleer Vu Industries, Inc. (the Company) and its subsidiaries, Kleer Vu Plastics Corporation ("KVP"), PAS Industry, Inc. ("PAS"), ProLine Storage Corporation ("ProLine"), The Channel Group, Inc. ("Channel") and Style Frames, Inc. ("Style"). All of the subsidiaries are wholly-owned and all intercompany balances and transactions have been eliminated. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to a fair presentation of the financial position as of September 30, 1996, and the results of operations and the statements of cash flows for the nine months ended September 30, 1996 and 1995.

The Company's financial statements for the year ended December 31, 1995 were prepared on a going concern basis. The Company incurred a net loss of $14,020,000 for the year ended December 31, 1995 and had significant net losses in 1994 and 1993. Furthermore, as of December 31, 1995 the Company had a stockholders' deficit of $4,809,000 and negative working capital of $3,235,000 and missed or is slow in making payments to vendors. As of September 30, 1996, the Company was not in compliance with certain of its bank and senior subordinated loan covenants. See Note 3 below for a description of the senior subordinated lender's and senior lender's advice that the Company defaulted on its respective obligations to each of them and the senior subordinated lender's action to foreclose on all of the KVP common shares. The Company's independent certified public accountants included an explanatory paragraph in their report on the Company's audited financial statements for the year ended December 31, 1995, indicating there is substantial doubt with respect to the Company's ability to continue as a going concern. Management is currently exploring financing options but does not have any commitments for financing. If the Company is unable to obtain financing, the Company may have to reduce or stop planned product expansion or scale back operations. There is no assurance that the Company will be able to obtain debt or equity financing on reasonable terms or at all. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence.

2.  Inventories:

Inventories consisted of the following:

                                                     (Dollars in Thousands)
                                                  September 30,    December 31,
                                                      1996             1995
                                                  -------------    ------------
Raw materials                                        $ 4,246         $ 4,613
Work-in process                                           16              31
Finished products                                      2,569           4,913
                                                     -------         -------
                                                     $ 6,831         $ 9,557
                                                     -------         -------
                                                     -------         -------
3.  Subsequent Events:

FORECLOSURE

In October 1996 the Company received a notice of default (the "PMF Notice") from Pacific Mezzanine Fund, L. P. ("PMF"), the Company's senior subordinated lender, stating that payment defaults and other technical defaults had occurred under the PMF Loan. The PMF Notice stated that the Company's debt to PMF of approximately $5.15 million, which includes a $150,000 bridge loan (collectively the "PMF Obligation"), to the Company's subsidiaries KVP, PAS and Proline, was due and payable. The PMF Obligation is secured by a first lien on the subsidiaries' machinery and equipment. The bridge loan portion of the PMF Obligation, plus interest thereon and legal fees incurred in connection therewith, is secured by all of the outstanding capital stock of KVP. The bridge loan agreement also provides that PMF has proxy over all of the KVP common shares. PMF advised the Company that it would dispose of the KVP common shares in a private sale on or after October 22, 1996, or alternatively, retain the KVP common shares in satisfaction of the bridge loan on or after November 1, 1996. On November 2, 1996, PMF advised the Company that it had foreclosed upon and retained the KVP common shares.

The Company is contesting PMF's foreclosure on the KVP common shares. The Company and PMF are currently negotiating the disposition of this matter, however, the Company cannot predict the outcome of these negotiations. The Company has retained counsel to investigate potential lender liability and other claims against PMF regarding the foreclosure.

KVP accounted for 80% and 74% of the Company's revenues for the fiscal year 1995 and for the nine months ended September 30, 1996, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". If the Company is not successful in contesting PMF's foreclosure or the Company does not reach an agreement with PMF whereby the Company will retain or reacquire KVP, the Company's operations will consist of Proline, Style and Channel. Additionally, if PMF's foreclosure stands and KVP is no longer part of the Company's consolidated operations, the Company will still remain the lessee on its Compton, California premises and the licensee of the Kodak License.

Contemporaneously with the PMF Notice, the Company's senior lender, LaSalle National Bank ("LaSalle"), advised the Company that the Company had breached certain net worth and loan limit covenants, and covenants to perform under the LaSalle loan. The LaSalle loan is also at the subsidiary level, and notwithstanding the LaSalle notice of default, LaSalle has agreed to continue to fund KVP under certain conditions, including KVP maintaining its vendor and customer relationships.

RESTRUCTURE OF COMPANY BOARD

On October 28, 1996, the Board of Directors filled three existing vacancies on the board. The new directors are Daniel Dror, William King and Ehud Laska. Mr. King and Mr. Laska are both outside independent directors. The entire board of directors consists of Fred Acker, Daniel Dror, David W. Hardee, William King, Ehud Laska and H. P. Park. David Hardee continues as Chairman of the Board, Chief Executive Officer and President of the Company.

SHIFT IN VOTING CONTROL

The Company has been advised by Elk International Corporation Limited ("Elk") that H. P. Park, (one of the Company's principal stockholders and a director) had defaulted under his agreement with Elk (which agreement cured a previously announced default by Mr. Park). Additionally, Hardee Capital Partners, L. P. ("HCP"), a limited partnership affiliated with David Hardee, continues in default in its payment obligations to Elk as previously announced. (The HCP obligation to Elk includes HCP's former obligation to MicroTel International, Inc. ("MicroTel") which advised the Company that it had assigned the HCP promissory note ("HCP Note") back to Elk). The defaults arise from a transaction in 1993 in which Mr. Park and HCP acquired all of the Company's common shares owned by Elk. Based on Elk's and MicroTel's default notices, Elk (as sole holder of the HCP obligations following MicroTel's assignment of the HCP Note back to Elk) has the right to vote all shares of Mr. Park and HCP. Pursuant to Schedule 13Ds previously filed by each of Elk and MicroTel, Elk (as sole holder of the HCP obligations following MicroTel's assignment of the HCP Note back to Elk) controls approximately 60% of the voting securities of the Company. Elk is a company controlled by Mr. Dror's brother. Pursuant to Elk's Schedule 13D, Mr. Dror disclaims any beneficial ownership of Elk.

NONCOMPLIANCE WITH AMERICAN STOCK EXCHANGE LISTINGS GUIDELINES

The American Stock Exchange ("AMEX") has advised the Company that it does not currently meet the AMEX's financial guidelines for continued listing. In the event that the Company does not cure its noncompliance with the AMEX listing guidelines, the Company could be delisted from the AMEX. The Company is taking steps to rectify the situation but it cannot assure that the AMEX listing will be continued.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

For the nine months ended September 30, 1996, financial results reflect reduced operating expenses and improved inventory turnover as a result of the consolidation of manufacturing operations into California, corporate staff reductions and implementation of an inventory liquidation program. Based upon the foregoing and assuming the Company retains ownership of KVP, the Company anticipates but can not assure that improvements to the Company's operations and working capital will continue for the balance of 1996. If PMF's foreclosure stands and KVP is no longer a part of the Company's consolidated operations, the Company will suffer a material adverse effect in its operations. KVP accounted for 80% and 74% of the Company's revenues for the fiscal year 1995 and for the nine months ended September 30, 1996, respectively.

THIRD QUARTER 1996 VERSUS THIRD QUARTER 1995

Sales for the three month period ended September 30, 1996 decreased by $597,000 or 9% over those for the same period in 1995. Sales for the Company's album business posted a sales decrease of $1.4 million for the quarter. The decrease in album sales was compounded by a $481,000 decrease in ProLine sales reflecting the loss of a significant customer account in the Custom Products division and the closing of the Government division.
Included in the third quarter are sales of $1.2 million from Channel and Style which were acquired in January of 1996.

Gross profit margin increased from 10% during the third quarter of 1995 to 16% during the third quarter of 1996. This increase was primarily attributable to decreased costs for the Company's principal raw materials, polypropylene and paper as well as a firming in the Company's product sales prices.

Selling expenses decreased by $315,000, due primarily to the reduction in sales staff.

General and administrative costs decreased by $548,000. The decrease was comprised of (i) staff layoffs in the first quarter, and (ii) the elimination of amortization of cost in excess of net assets acquired.

Interest expense was $97,000 higher as a result of additional borrowings.

NINE MONTHS 1996 VERSUS NINE MONTHS 1995

Sales from the first nine months of 1996 declined by $223,000 or 1% over those for the first nine months of 1995 reflecting a decrease in album sales of $1.2 million and decreased sales by Pro-line Storage of $2 million due to the relocation of the manufacturing operations from Brownsville, Tennessee to California, the loss of a significant customer account and the closing of the Government division. Offsetting the declines experienced by album products and Pro-line were Style and Channel sales of $3 million.

Gross profit as a percentage of sales increased from 9% for the nine month period in 1995 to 13% for the nine month period in 1996 due to the reasons noted above for the third quarter which are offset by the (i) recognition of a $500,000 manufacturing variance incurred in 1995 which was capitalized as part of inventory at year end and expensed as the related inventory was sold during the first quarter of 1996, (ii) significant close-out sales in the first quarter of 1996 which sold albums at a loss of approximately $487,000 and (iii) inclusion of Channel and Style in operations.

Selling expenses decreased by $788,000 due to the lower staffing levels described above.

General and administrative expenses decreased by $1.5 million as a result of the staff reductions accomplished in the first quarter of 1996.

Interest expense increased in 1996 by $480,000 over 1995 due to the factors noted above in the discussion of the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations of $2.9 million in 1996 improved significantly over those for the comparable period in 1995. The collection of accounts receivable, the decrease in inventories and the increase accounts payable and accrued expenses were primarily responsible for providing cash from operations and were offset somewhat by a decrease in restructuring costs and cost in excess of net assets acquired. The cash provided by operations was principally used to repay borrowings under the Company's bank line of credit.

PROSPECTS

The losses experienced in the first nine months of 1996 were anticipated by the Company due to the restructuring of the business and the amount of close-out sales included in the first quarter of 1996. As noted above, management's plan to curtail losses had the impact of increasing gross margin and lowering selling, general and administrative expenses.

If PMF's foreclosure on the KVP common shares stands, KVP will no longer be part of the Company's consolidated operations which will cause a material adverse effect on the Company's operations. The Company is currently negotiating a disposition of its relationship with PMF, but it cannot predict the outcome of such negotiations. The Company cannot assure that it will be able to secure any debt or equity financing on acceptable terms or at all or that it will identify an appropriate business combination candidate. Even if it does identify an appropriate business combination candidate there is no assurance it will be able to enter into an agreement with such candidate.

PART II - OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS

Not applicable.

ITEM 2 - CHANGES IN SECURITIES

Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

In October 1996 the Company received the PMF Notice from PMF, the Company's senior subordinated lender, stating that payment defaults and other technical defaults had occurred under the PMF Loan. The PMF Notice stated that the Company's debt to PMF of approximately $5.15 million, which includes a $150,000 bridge loan, to the Company's subsidiaries KVP, PAS and Proline, was due and payable. The PMF Obligation is secured by a first lien on the subsidiaries' machinery and equipment. The bridge loan portion of the PMF Obligation, plus interest thereon and legal fees incurred in connection therewith, is secured by all of the outstanding capital stock of KVP. The bridge loan agreement also provides that PMF has proxy over all of the KVP common shares. PMF advised the Company that it would dispose of the KVP common shares in a private sale on or after October 22, 1996, or alternatively, retain the KVP common shares in satisfaction of the bridge loan on or after November 1, 1996. On November 2, 1996, PMF advised the Company that it had foreclosed upon and retained the KVP common shares.

The Company is contesting PMF's foreclosure on the KVP common shares. The Company and PMF are currently negotiating the disposition of this matter, however, the Company cannot predict the outcome of these negotiations. Company has retained counsel to investigate potential lender liability and other claims against PMF regarding the foreclosure.

Contemporaneously with the PMF Notice, the Company's senior lender, LaSalle, advised the Company, that the Company had breached certain net worth and loan limit covenants, and covenants to perform under the LaSalle loan. The LaSalle loan is also at the subsidiary level, and notwithstanding the LaSalle notice of default, LaSalle has agreed to continue to fund KVP under certain conditions, including KVP maintaining its vendor and customer relationships.

The Company received a notice of foreclosure from the senior lender of Style and Channel indicating that it intended to foreclose on all the assets of both Companies. If the foreclosure is affectuated, and it abandons the corporate shells, its consolidated book value will increase by approximately $1 million. Additionally, the Company will also lose the revenues attributable to Style and Channel which was $3 million for the nine months ended September 30, 1996 and losses associated with them.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 - OTHER INFORMATION

RESTRUCTURE OF COMPANY BOARD

On October 28, 1996, the Board of Directors filled three existing vacancies on the board. The new directors are Daniel Dror, William King and Ehud Laska. Mr. King and Mr. Laska are both outside independent directors. The entire board of directors consists of Fred Acker, Daniel Dror, David W. Hardee, William King, Ehud Laska and H. P. Park. David Hardee continues as Chairman of the Board, Chief Executive Officer and President of the Company.

SHIFT IN VOTING CONTROL

The Company has been advised by Elk that H. P. Park, (one of the Company's principal stockholders and a director) had defaulted under his agreement with Elk (which agreement cured a previously announced default by Mr. Park). Additionally, HCP, a limited partnership affiliated with David Hardee, continues in default in its payment obligations to Elk as previously announced. (The HCP obligation to Elk includes HCP's former obligation to MicroTel) which advised the Company that it had assigned the HCP Note back to
Elk). The defaults arise from a transaction in 1993 in which Mr. Park and HCP acquired all of the Company's common shares owned by Elk. Based on Elk's and MicroTel's default notices, Elk (as sole holder of the HCP obligations following MicroTel's assignment of the HCP Note back to Elk) has the right to vote all shares of Mr. Park and HCP. Pursuant to Schedule 13Ds previously filed by each of Elk and MicroTel, Elk (as sole holder of the HCP obligations following MicroTel's assignment of the HCP Note back to Elk) controls approximately 60% of the voting securities of the Company. Elk is a company controlled by Mr. Dror's brother. Pursuant to Elk's Schedule 13D, Mr. Dror disclaims any beneficial ownership of Elk.

ITEM 6 - EXHIBITS AND  REPORTS ON FORM 8-K

None

                      KLEER-VU INDUSTRIES, INC. AND SUBSIDIARIES

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         KLEER-VU INDUSTRIES, INC.



Date:     NOVEMBER 12, 1996               /s/ David W. Hardee
     ---------------------------         -------------------------------------
                                         David W. Hardee
                                         President and Chief Executive Officer
                                         Principal Financial Officer