Form 10KSB
period 2001-12-31
KLEER VU INDUSTRIES INC/DE/
filed 2002-10-28
CIK 719729

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
(FEE REQUIRED)
For the fiscal year ended December 31, 2001

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXHCHANGE ACT OF 1934
(NO FEE REQUIRED)

For the transition period from ___________ to ___________.

COMMISSION FILE NUMBER. 1-8497

KLEER-VU INDUSTRIES, INC.
(exact name of registrant as specified in its charter)

DELAWARE	13-5671924
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 HANSON STREET, KEMAH, TX	77565
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (713) 654-7777

Securities registered under to Section 12(b) of the Exchange Act:

TITLE OF CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTER
Common Stock (Par Value $.10 Par Value	American Stock Exchange

Securities registered under to Section 12(g) of the Exchange Act:	NONE
Title of Class

            Indicate by check mark whether the registrant the (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months  (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.

Yes NO X

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

2,725,020 Common Shares were outstanding as of September 30, 2002.

KLEER-VU INDUSTRIES, INC.
TABLE OF CONTENTS

PART I

Item 1. Organization and Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security-Holders

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 9. Directors and Executive Officers of the Registrant

Item 10. Management Remuneration

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

PART IV

Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

PART I

ITEM 1. ORGANIZATION AND BUSINESS

KLEER-VU INDUSTIRIES, INC., ("KVI" or the "Company") was originally a Kemah, Texas based Consolidation Company organized for the purpose of a leading U. S. designer, manufacturer and distributor of photo albums, storage and protection devices.  The company is a Delaware corporation with a history dating back to 1940s.  The Company ceased operations during the fourth quarter of 1996.  The Company's operations closed-down when a financial institution foreclosed on 100% of the common stock of its largest subsidiary, Kleer-Vu Plastics (KVP), on November 2, 1996.  In addition, the financial institution foreclosed on the machinery and equipment of two additional subsidiaries, PAS Industry, Inc. and Proline Storage Corporation.  KVP accounted for 80% of the Company's revenues for 1995, and 74% of revenues for the nine months ended September 30, 1996.

The Company had been inactive since the fourth quarter of 1996. In September 2002, the Company began negotiations to acquire a development stage company located in Miami, Florida.

The Company is not currently engaged in any business.  It is investigating various business opportunities, and does not expect to have substantial revenues until it either acquires or starts a business activity.

In its current stage, management anticipates incurring additional losses as it investigates business opportunities. Although management is currently seeking additional business opportunities and sources of equity financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its officers and directors to perform essential functions to maintain the corporate entity, and to provide funds to pay for essential expenses until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. PROPERTIES

None.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending in which Registrant is named a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Registrant's security holders during the two years ended.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no active market for the Company's shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the past two fiscal years, the Company was dormant.

At October 2, 2002, the Company remains a dormant entity.  The Company's officer and director will continue to seek investment capital and possible merger or acquisition candidates. As the Company has no source of funds and no working capital, it plans to finance expenses incident to maintenance of its corporate status, including legal, accounting, filing fees, and other similar costs, primarily through advances from its officer and director, or from the sale of additional shares.

RESULTS OF OPERATIONS

There were no operations in 2001 or 2000.

ITEM 7. FINANCIAL STATEMENTS

The Company's Financial Statements, Notes to Financial Statements and the report of R.E. Bassie & Co., independent auditors, with respect thereto, referred to the Index to Financial Statements, appear elsewhere in this For 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 2, 2002, the Company engaged the services of R. E. Bassie & Co. as independent accountants.  BDO Seidman, LLP was the Company's prior auditors.  The Company's relationship with BDO Seidman terminated when the Company ceased operations during the fourth quarter of 1996.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons were the directors and (where indicated) executive officers of the Company and have served in their respective positions through October 2, 2002.

NAME	POSITION
Daniel Dror	Board of Director Member

David W. Hardee	Chairman of the Board Chief Executive Officer President of Company
Ehud D. Laska	Board of Director Member

William King	Board of Director Member

Patrick Lannen	Board of Director Member

Effective October 2, 2002, Patrick Lannen was appointed to the Board by the current Board members.  Mr. Lannen also was appointed to be the Company's President and Chief Executive Officer.  Subsequent to the appointment of Mr. Lannen as President, CEO and Board member, all other Board members resigned their positions as Board members.

ITEM 10. MANAGEMENT REMUNERATION

For the years ended December 31, 2001 and 2000, the Company's officers and directors received no compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of October 2, 2002, Mr. Patrick Lannen owns 58.5% of all outstanding shares of common and preferred stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the years ended December 31, 2001 and 2000, there were no related party transactions.

PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS OF FORM 8-K

Reports on Form 8-K - None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto, thereunto duly authorized.

KLEER VU INDUSTRIES, INC

Date: October 2, 2002	By:	/s/ Patrick Lannen
Patrick Lannen
President and Chief Executive Officer Chairman of the Board of Directors

Date: October 2, 2002	By:	/s/ Winfred Fields
Winfred Fields
Chief Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 2, 2002	By:	/s/ Patrick Lannen
Patrick Lannen
President and Chief Executive Officer Chairman of the Board of Directors

Date: October 2, 2002	By:	/s/ Winfred Fields
Winfred Fields
Chief Financial and Accounting Officer

KLEER-VU INDUSTRIES, INC.

Index

Independent Auditors' Reports

Financial Statements:

Balance Sheets - December 31, 2001 and 2000

Statements of Operations - Years ended December 31, 2001 and 2000

Statements of Stockholders' Equity - Years ended December 31, 2001 and 2000

Statements of Cash Flows - Years ended December 31, 2001 and 2000

Notes to Financial Statements

R. E. Bassie & Co.
Certified Public Accountants

6776 Southwest Freeway, Suite 580
Houston, Texas 77074-2115
Tel: (713) 266-0691 Fax: (713) 266-0692
E-Mail: Rebassie@aol.com

Independent Auditors' Report

The Board of Directors and Stockholders
Kleer-Vu Industries, Inc.:

We have audited the balance sheets of Kleer-Vu Industries, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kleer-Vu Industries, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no operations, employees, or assets.  These factors raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ R. E. Bassie & Co.

Houston, Texas
October 2, 2002

KLEER-VU INDUSTRIES, INC.

Balance Sheets

December 31, 2001 and 2000

Assets	2001	2000
Current assets:
Cash	$-	$-
Accounts receivable	-	-
Other current assets	-	-

Total current assets	-	-

Property and equipment, net of accumulated
depreciation	-	-

Other assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Equity (Deficit)

Liabilities:
Accounts payable and accrued expenses	3,838	3,838

Total liabilities - current	3,838	3,838

Stockholders' equity (deficit):
Preferred stock, $10 par value. Authorized
1,000,000 shares: 900,000 shares issued and outstanding	9,000,000	9,000,000
Common stock, $.10 par value. Authorized 10,000,000 shares:
2,725,020 shares issued and outstanding at December 31, 2001
and 2000	272,502	272,502
Additional paid-in capital	8,660,961	8,660,961
Accumulated deficit	(17,937,301)	(17,937,301)

Total stockholders' equity (deficit)	(3,838)	(3,838)

Total liabilities and stockholders' equity (deficit)	$-	$-

See accompanying notes to financial statements.

KLEER-VU INDUSTRIES, INC.

Statements of Operations

Years ended December 31, 2001 and 2000

	2001	2000

Revenues	$-	$-

Costs and expenses:
Cost of sales	-	-
Selling, general and administrative	-	-

Total operating expenses	-	-

Operating income	-	-

Other income:	-	-

Net income from operations before income taxes	-	-

Provision for income taxes	-	-

Net income applicable to common shareholders	$-	$-

Net income per common share:

Basic	$-	$-

Diluted	$-	$-

Weighted average common shares outstanding:

Basic	2,725,020	2,725,020

Diluted	3,625,020	3,625,020

See accompanying notes to financial statements.

KLEER-VU INDUSTRIES, INC.

Statements of Stockholders' Equity

Years ended December 31, 2001 and 2000

					Additional		Total
	Preferred Stock		Common Stock		paid-in	Accumulated	stockholders '
	shares	amount	shares	amount	capital	deficit	equity

Balance, December 31, 1999	900,000	9,000,000	2,725,020	272,502	8,660,961	(17,937,301	(3,838

Net Income	-	-	-	-	-	-	-

Balance, December 31, 2000	900,000	9,000,000	2,725,020	272,502	8,660,961	(17,937,301	(3,838

Net income	-	-	-	-	-	-	-

Balance, December 31, 2001	900,000	9,000,000	2,725,020	272,502	8,660,961	(17,937,301	(3,838

See accompanying notes to financial statements.

KLEER-VU INDUSTRIES, INC.

Statements of Cash Flows

Years ended December 31, 2001 and 2000

	2001	2000

Cash flows from operating activities:
Net income	$-	$-
Adjustments to reconcile net income to net cash
provided by operating activities:

Net cash provided by operating activities	-	-

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net change in cash	-	-

Cash at beginning of year	-	-

Cash at end of year	$-	$-

Supplemental schedule of cash flow information:
Interest paid	$-	$-

Taxes paid	$-	$-

See accompanying notes to financial statements.

KLEER-VU INDUSTRIES, INC.

Notes to Financial Statements

December 31, 2001 and 2000

(1)	Summary of Significant Accounting Policies

Organization, Ownership and Business

Kleer-Vu Industries, Inc. (the "Company" or "KVI") operated as a diversified holding company with five wholly owned subsidiaries through the fourth quarter of 1996, when operations ceased.

Accounts Receivable

Accounts receivable consist primarily of trade receivables, net of a valuation allowance for doubtful accounts.

Inventories

Inventories are valued at the lower-of-cost or market on a first-in, first-out basis.

Investment Securities

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date.  Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities.  Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities not classified as trading securities are classified as available-for-sale.  The cost of investments sold is determined on the specific identification or the first-in, first-out method.  Trading securities are reported at fair value with unrealized gains and losses recognized in earnings, and available-for-sale securities are also reported at fair value but unrealized gains and losses are shown in the caption "unrealized gains (losses) on shares available-for-sale" included in stockholders' equity.  Management determines fair value of its investments based on quoted market prices at each balance sheet date.

Property, Equipment and Depreciation

Property and equipment are recorded at cost less accumulated depreciation.  Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss being recognized as a component of other income or expense.  Depreciation is computed over the estimated useful lives of the assets (5-20 years) using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.  Maintenance and repairs are charged to operations as incurred.

Revenue Recognition

The Company recognizes revenue at the time of shipment of product to its customers or completion of services provided.

KLEER-VU INDUSTRIES, INC.

Notes to Financial Statements

December 31, 2001 and 2000

Income Taxes

The Company is a taxable entity and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the temporary differences reverse.  The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date of the rate change.  A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized.

Earnings Per Share

The basic net earnings per common share is computed by dividing the net earnings by the weighted average number of shares outstanding during a period.  Diluted net earnings per common share is computed by dividing the net earnings, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities (preferred stock).

Management's Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses.  Actual results could differ from these estimates.

Stock-based Compensation

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations and to elect the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation".  Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Fair Value of Financial Instruments

The Company estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value.  Accordingly, the Company estimates of fair value are not necessarily indicative of the amounts that the Company could realize in a current market exchange.  The use of different market assumption and/or estimation methodologies may have a material effect on the estimated fair value amounts.  The interest rates payable by the Company on its notes payable approximate market rates.  The Company believes that the fair value of its financial instruments comprising accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.

KLEER-VU INDUSTRIES, INC.

Notes to Financial Statements

December 31, 2001 and 2000

Derivative and Hedging Activities - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").  SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value.

New Standards to be Implemented

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations and prohibits the use of the pooling of interests method. Under the previous rules, the company used the purchase method of accounting. SFAS No. 141 also refines the definition of intangible assets acquired in a purchase business combination.  As a result, the purchase price allocation of future business combinations may be different than the allocation that would have resulted under the old rules.  Business combinations must be accounted for using SFAS No. 141 beginning on July 1, 2001.

SFAS No. 142 eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets.  It was adopted on January 1, 2002.  The new rules also prohibit the amortization of goodwill associated with business combinations that close after June 30, 2001.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operation of a long-lived asset.  The standard is effective January 1, 2003.  The company is reviewing the provisions of this standard.  Its adoption is not expected to have a material effect on the financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations.  The standard was adopted on January 1, 2002, and is not expected to have a material effect on the financial statements except that any future discontinued operations may be presented in the financial statements differently under the new rules as compared to the old rules.

(2)	Capital Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, $10 par value per share of which 900,000 shares are presently outstanding.  The preferred stock of the Company is voting converting preferred stock, with each share being convertible into one share of the Company's common stock at the holder's option after such conversion is approved by the vote of the common shareholders.  Holders of the preferred stock have the same voting rights as holders of the Company's common stock and are entitled to the same dividends as those paid on the common stock.

KLEER-VU INDUSTRIES, INC.

Notes to Financial Statements

December 31, 2001 and 2000

The Company is authorized to issue up to 10,000,000 shares of common stock, of which 2,725,020 shares were issued and outstanding at December 31, 2001.

(3)	Operating Status

As noted in note 1 above, the Company ceased operations during the fourth quarter of 1996.  The Company's operations closed-down when a financial institution foreclosed on 100% of the common stock of its largest subsidiary, Kleer-Vu Plastics ("KVP"), on November 2, 1996.  In addition, the financial institution foreclosed on the machinery and equipment of two additional subsidiaries, PAS Industry, Inc. and Proline Storage Corporation.  KVP accounted for 80% of the Company's revenues for 1995, and 74% of revenues for the nine months ended September 30, 1996.

The Company had been inactive since the fourth quarter of 1996. In September 2002, the Company began negotiations to acquire a development stage company located in Miami, Florida.

At October 2, 2002, the Company had no operations, employees, or assets.  Although management is currently seeking additional business opportunities and sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its officers and director to perform essential functions and to provide funds to pay for essential expenses until a business operation can be commenced.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.