Form 10QSB
period 2002-03-31
KLEER VU INDUSTRIES INC/DE/
filed 2002-11-12
CIK 719729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark one)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2002

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1994
                For the transition period from _______ to _______
                         COMMISSION FILE NUMBER: 1-8497

                            KLEER-VU INDUSTRIES, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)


             DELAWARE                                     13-5671924
             --------                                     ----------
    (State or Other Jurisdiction               (IRS Employer Identification No.)
         of Incorporation)


                   601 Hanson Street, Kemah, TX             77565
              --------------------------------------       --------
             (Address of Principal Executive Offices)     (Zip Code)

                                 (713) 654-7777
                            -------------------------
                           (Issuer's telephone number)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [ ] No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of issuer's classes of common equity outstanding as of the latest practicable date:

Preferred Stock, $10 par value, 900,000 shares outstanding as of October 3, 2002.
Common Stock, $.10 par value, 2,725,050 shares outstanding as of October 3, 2002.

PART I. FINANCIAL INFORMATION                                               Page

Item 1. Financial Statements (Reviewed)                                       x
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations

PART II. OTHER INFORMATION
Item 1. Legal  Proceedings
Item 2. Changes  in  Securities
Item 3. Default  Upon  Senior  Securities
Item 4. Submission  of  Matters  to  a  Vote  of  Security  Holders
Item 5. Other  Information
Item 6. Exhibits  and  Reports  on  Form  8-K

                         PART I.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                   FORM 10-QSB

                                Table of Content


PART I - Financial Information

     Item 1 - Financial Statements

          Independent Accountants' Report

          Condensed Financial Statements

               Balance Sheets - March 31, 2002 and December 31, 2001 (Audited)

               Statements of Operations - Three months ended March 31, 2002 and 2001

               Statements of Cash Flows - Three months ended March 31, 2002 and 2001

               Notes to Financial Statements

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------


To  The  Board  of  Directors  and  Stockholders
Kleer-Vu  Industries,  Inc.:

We have reviewed the accompanying condensed balance sheet of Kleer-Vu Industries, Inc. as of March 31, 2002, and the related condensed statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the condensed financial statements (and Note 3 to the annual financial statements for the year ended December 31, 2001 (note presented herein), certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 (and
Note  3)  to  the  respective  financial  statements.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Kleer-Vu Industries, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 2, 2002, we expressed an unqualified opinion on those financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                            /s/  R. E. Bassie & Co.


Houston,  Texas
October  3,  2002

                                  KLEER-VU INDUSTRIES, INC.

                                        BALANCE SHEETS

                             March 31, 2002 and December 31, 2001
                  (Unaudited - see accompanying accountants' review report)


                                                                     2002           2001
                                                                 -------------  -------------
                        Assets                                                    (Audited)
                        ------
Current assets:
  Cash                                                           $          -   $          -
  Accounts receivable                                                       -              -
  Other current assets                                                      -              -
                                                                 -------------  -------------
      Total current assets                                                  -              -
                                                                 -------------  -------------

Property and equipment, net of accumulated
  depreciation                                                              -              -

Other assets                                                                -              -
                                                                 -------------  -------------
      Total assets                                               $          -   $          -
                                                                 =============  =============

               Liabilities and Stockholders' Equity (Deficit)
               ----------------------------------------------

Liabilities:
  Accounts payable and accrued expenses                                 3,838          3,838
                                                                 -------------  -------------
      Total liabilities - current                                       3,838          3,838
                                                                 -------------  -------------

Stockholders' equity (deficit):
  Preferred stock, $10 par value.  Authorized
    1,000,000 shares: 900,000 shares issued and outstanding         9,000,000      9,000,000
  Common stock, $.10 par value.  Authorized 10,000,000 shares:
    2,725,020 shares issued and outstanding at March 31, 2002
    and December 31, 2001                                             272,502        272,502
  Additional paid-in capital                                        8,660,961      8,660,961
  Accumulated deficit                                             (17,937,301)   (17,937,301)
                                                                 -------------  -------------
      Total stockholders' equity (deficit)                             (3,838)        (3,838)
                                                                 -------------  -------------
      Total liabilities and stockholders' equity (deficit)       $          -   $          -
                                                                 =============  =============

See accompanying notes to financial statements.

                            KLEER-VU INDUSTRIES, INC.

                             STATEMENTS OF OPERATIONS

                    Three months ended March 31, 2002 and 2001
            (Unaudited - see accompanying accountants' review report)

                                                        2002        2001
                                                     ----------  ----------
Revenues                                             $        -  $        -

Costs and expenses:
   Cost of sales                                              -           -
   Selling, general and administrative                        -           -
                                                     ----------  ----------
     Total operating expenses                                 -           -
                                                     ----------  ----------

     Operating income                                         -           -

Other income:                                                 -           -

     Net income from operations before income taxes           -           -

Provision for income taxes                                    -           -
                                                     ----------  ----------
     Net income applicable to common shareholders    $        -  $        -
                                                     ==========  ==========

Net income per common share:

   Basic                                             $        -  $        -
                                                     ==========  ==========
   Diluted                                           $        -  $        -
                                                     ==========  ==========
Weighted average common shares outstanding:

   Basic                                              2,725,020   2,725,020
                                                     ==========  ==========
   Diluted                                            3,625,020   3,625,020
                                                     ==========  ==========

See accompanying notes to financial statements.

                            KLEER-VU INDUSTRIES, INC.

                            STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2002 and 2001
            (Unaudited - see accompanying accountants' review report)


                                                         2002        2001
                                                      ----------  ----------
Cash flows from operating activities:
   Net income                                         $        -  $        -
   Adjustments to reconcile net income to net cash
     provided by operating activities:
                                                      ----------  ----------
           Net cash provided by operating activities           -           -
                                                      ----------  ----------

Cash flows from investing activities                           -           -

Cash flows from financing activities                           -           -

           Net change in cash                                  -           -

Cash at beginning of year                                      -           -
                                                      ----------  ----------
Cash at end of year                                   $        -  $        -
                                                      ==========  ==========

Supplemental schedule of cash flow information:
   Interest paid                                      $        -  $        -
                                                      ==========  ==========
   Taxes paid                                         $        -  $        -
                                                      ==========  ==========

See accompanying notes to financial statements.

(1)  GENERAL

     Kleer-Vu Industries, Inc. (the "Company" or "KVI") operated as a diversified holding company with five wholly owned subsidiaries through the fourth quarter of 1996, when operations ceased.

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2002 are not indicative of the results that may be expected for the year ending December 31, 2002.

     As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited financial statements and related footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

(2)  OPERATING STATUS

     At October 3, 2002, the Company had no operations, employees, or assets. Although management is currently seeking additional business opportunities and sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions and to provide funds to pay for essential expenses until business operations can be commenced.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking  Statements;  Market  Data
------------------------------------------
As used in this Quarterly Report, the terms "we", "us", "our" "KVI" and the "Company" means Kleer-Vu Industries, Inc., a Delaware corporation. To the extent that we make any forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. Our forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Generally, forward-looking statements include phrases with words such as "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

Overview
--------
We were a holding company and during the three-month period ended March 31, 2002; the Company was inactive, with no operations. Reference is made to our Annual Reports on Form 10-KSB for our year ended December 31, 2001 for a full discussion of our business.


THREE  MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

The Company was inactive, with no operations.


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company was inactive, with no operations or assets.

PART  II  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

None,

ITEM  2.  CHANGES  IN  SECURITIES

The Company was inactive, with no operations.

ITEM  3.  DEFAULT  UPON  SENIOR  SECURITIES

None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

ITEM  5.  OTHER  INFORMATION

None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

The following exhibits are to be filed or incorporated by reference as part of the Quarterly Report:

Exhibit No.         Description
13                  Registrant's Annual Report on Form 10-KSB for the year ended
                    December  31,  2001  is  incorporated  herein  by reference.


(b) We did not file a Form 8-K during the three-month period ended March 31, 2002.

                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature           Title                                      Date
---------           -----                                      ----
/s/ Patrick Lannen Chairman of the Board and Chief Executive October 3, 2002 ------------------ Officer
Patrick Lannen

/s/ Winfred Fields  Chief Financial and Accounting Officer     October 3, 2002
------------------
Winfred Fields