Form 10QSB
period 2002-06-30
KLEER VU INDUSTRIES INC/DE/
filed 2002-11-12
CIK 719729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark one)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 2002

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1994
                For the transition period from _______ to _______
                         COMMISSION FILE NUMBER: 1-8497

                            KLEER-VU INDUSTRIES, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)


                  DELAWARE                                13-5671924
                  --------                                ----------
(State or Other Jurisdiction of Incorporation) (IRS Employer Identification No.)



                   601 Hanson Street, Kemah, TX             77565
              --------------------------------------       --------
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

                         PART I.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                   FORM 10-QSB

                                Table of Content


PART I - Financial Information

   Item 1 - Financial Statements

     Independent Accountants' Report

     Condensed Financial Statements

        Balance  Sheets  -  June 30, 2002 and December 31, 2001 (Audited)

        Statements of Operations - Three and Six months ended June 30, 2002 and 2001

        Statements of Cash Flows - Three and Six months ended June 30, 2002 and 2001

        Notes to Financial Statements

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------


To  The  Board  of  Directors  and  Stockholders
Kleer-Vu  Industries,  Inc.:

We have reviewed the accompanying condensed balance sheet of Kleer-Vu Industries, Inc. as of June 30, 2002, and the related condensed statements of operations and cash flows for the three and six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Corporation's management.

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

                             June 30, 2002 and December 31, 2001
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
  Common stock, $.10 par value.  Authorized 10,000,000 shares:
    2,725,020 shares issued and outstanding at June 30, 2002
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

                                           KLEER-VU INDUSTRIES, INC.

                                            STATEMENTS OF OPERATIONS

                                Three and six months ended June 30, 2002 and 2001
                           (Unaudited - see accompanying accountants' review report)


                                                     Three months ended June 30,     Six months ended June 30,
                                                     ----------------------------  ----------------------------
                                                         2002           2001           2002           2001
                                                     -------------  -------------  -------------  -------------
Revenues                                             $           -  $           -  $           -  $           -

Costs and expenses:
   Cost of sales                                                 -              -              -              -
   Selling, general and administrative                           -              -              -              -
                                                     -------------  -------------  -------------  -------------
     Total operating expenses                                    -              -              -              -
                                                     -------------  -------------  -------------  -------------

     Operating income                                            -              -              -              -

Other income:                                                    -              -              -              -

     Net income from operations before income taxes              -              -              -              -

Provision for income taxes                                       -              -              -              -
                                                     -------------  -------------  -------------  -------------
     Net income applicable to common shareholders    $           -  $           -  $           -  $           -
                                                     =============  =============  =============  =============

Net income per common share:
   Basic                                             $           -  $           -  $           -  $           -
                                                     =============  =============  =============  =============
   Diluted                                           $           -  $           -  $           -  $           -
                                                     =============  =============  =============  =============

Weighted average common shares outstanding:
   Basic                                                 2,725,020      2,725,020      2,725,020      2,725,020
                                                     =============  =============  =============  =============
   Diluted                                               3,625,020      3,625,020      3,625,020      3,625,020
                                                     =============  =============  =============  =============

See accompanying notes to financial statements.

                            KLEER-VU INDUSTRIES, INC.

                            STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2002 and 2001
            (Unaudited - see accompanying accountants' review report)

                                                         2002         2001
                                                      -----------  -----------
Cash flows from operating activities:
   Net income                                         $         -  $         -
   Adjustments to reconcile net income to net cash
     provided by operating activities:
                                                      -----------  -----------
           Net cash provided by operating activities            -            -
                                                      -----------  -----------

Cash flows from investing activities                            -            -

Cash flows from financing activities                            -            -

           Net change in cash                                   -            -

Cash at beginning of year                                       -            -
                                                      -----------  -----------
Cash at end of year                                   $         -  $         -
                                                      ===========  ===========
Supplemental schedule of cash flow information:
   Interest paid                                      $         -  $         -
                                                      ===========  ===========
   Taxes paid                                         $         -  $         -
                                                      ===========  ===========

See accompanying notes to financial statements.

(1)  GENERAL

     Kleer-Vu Industries, Inc. (the "Company" or "KVI") operated as a diversified holding company with five wholly owned subsidiaries through the fourth quarter of 1996, when operations ceased.

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not indicative of the results that may be expected for the year ending December 31, 2002.

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

Overview
--------
We were a holding company and during the six-month period ended June 30, 2002; the Company was inactive, with no operations. Reference is made to our Annual Reports on Form 10-KSB for our year ended December 31, 2001 for a full discussion of our business.


THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2001

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


(b) We did not file a Form 8-K during the three-month period ended June 30, 2002.

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