Form 10QSB
period 2002-09-30
KLEER VU INDUSTRIES INC/DE/
filed 2002-11-22
CIK 719729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
  (Mark one)
    [X]  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 2002

    [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1994
                For the transition period from _______ to _______
                         COMMISSION FILE NUMBER: 1-8497

                             CALYPSO WIRELESS, INC.
                      (FORMERLY KLEER-VU INDUSTRIES, INC.)
                      ------------------------------------
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

                                 (713) 654-7777
                                 --------------
                           (Issuer's telephone number)

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

Common Stock, $.001 par value, 100,136,254 shares outstanding as of November 19, 2002.

PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements (Reviewed)
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Default Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   FORM 10-QSB

                                Table of Content


PART I - Financial Information

     Item 1 - Financial Statements

          Independent Accountants' Report

          Condensed Financial Statements

               Balance Sheets - September 30, 2002 and December 31, 2001
               (Audited)

               Statements of Operations - Three and Nine months ended September 30, 2002 and 2001

               Statements of Cash Flows - Three and Nine months ended September 30, 2002 and 2001

               Notes  to  Financial  Statements

                        INDEPENDENT ACCOUNTANTS' REPORT
                        --------------------------------


To  The  Board  of  Directors  and  Stockholders
Calypso  Wireless,  Inc.:

We have reviewed the accompanying condensed balance sheet of Calypso Wireless, Inc., formerly Kleer-Vu Industries, Inc., as of September 30, 2002, and the related condensed statements of operations and cash flows for the three and nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Calypso Wireless, Inc., formerly Kleer-Vu Industries, Inc., as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 2, 2002, we expressed an unqualified opinion on those financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                             /s/ R. E. Bassie & Co.


Houston,  Texas
November  18,  2002

                                     CALYPSO WIRELESS, INC.
                              (FORMERLY KLEER-VU INDUSTRIES, INC.)

                                          BALANCE SHEETS

                            September 30, 2002 and December 31, 2001
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
                                                                    =============  =============

        Liabilities and Stockholders' Equity (Deficit)
        ---------------------------------------------

Liabilities:
  Accounts payable and accrued expenses                                    3,838          3,838
      Total liabilities - current                                          3,838          3,838

Stockholders' equity (deficit):
  Preferred stock, $10 par value.  Authorized
    1,000,000 shares: 900,000 shares issued and outstanding            9,000,000      9,000,000
  Common stock, $.10 par value.  Authorized 10,000,000 shares:
    2,725,020 shares issued and outstanding at September 30, 2002
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

                                       CALYPSO WIRELESS, INC.
                                (FORMERLY KLEER-VU INDUSTRIES, INC.)

                                      STATEMENTS OF OPERATIONS

                       Three and nine months ended September 30, 2002 and 2001
                     (Unaudited - see accompanying accountants' review report)



                                                      Three months ended      Nine months ended
                                                         September 30,           September 30,
                                                     ----------------------  ----------------------
                                                        2002        2001        2002        2001
                                                     ----------  ----------  ----------  ----------
 Revenues                                            $        -  $        -  $        -  $        -

 Costs and expenses:
   Cost of sales                                              -           -           -           -
   Selling, general and administrative                        -           -           -           -
                                                     ----------  ----------  ----------  ----------
     Total operating expenses                                 -           -           -           -
                                                     ----------  ----------  ----------  ----------

     Operating income                                         -           -           -           -

 Other income:                                                -           -           -           -

     Net income from operations before income taxes           -           -           -           -

 Provision for income taxes                                   -           -           -           -
                                                     ----------  ----------  ----------  ----------
     Net income applicable to common shareholders    $        -  $        -  $        -  $        -
                                                     ==========  ==========  ==========  ==========

 Net income per common share:

   Basic                                             $        -  $        -  $        -  $        -
                                                     ==========  ==========  ==========  ==========
   Diluted                                           $        -  $        -  $        -  $        -
                                                     ==========  ==========  ==========  ==========
 Weighted average common shares outstanding:

   Basic                                              2,725,020   2,725,020   2,725,020   2,725,020
                                                     ==========  ==========  ==========  ==========
   Diluted                                            3,625,020   3,625,020   3,625,020   3,625,020
                                                     ==========  ==========  ==========  ==========

 See accompanying notes to financial statements.

                             CALYPSO WIRELESS, INC.
                      (FORMERLY KLEER-VU INDUSTRIES, INC.)

                            STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2002 and 2001
            (Unaudited - see accompanying accountants' review report)


                                                      2002   2001
                                                      -----  -----
 Cash flows from operating activities:
   Net income                                         $   -  $   -
   Adjustments to reconcile net income to net cash
     provided by operating activities:
                                                      -----  -----
           Net cash provided by operating activities      -      -
                                                      -----  -----

 Cash flows from investing activities                     -      -

 Cash flows from financing activities                     -      -

           Net change in cash                             -      -

 Cash at beginning of year                                -      -
                                                      -----  -----
 Cash at end of year                                  $   -  $   -
                                                      =====  =====

 Supplemental schedule of cash flow information:
   Interest paid                                      $   -  $   -
                                                      =====  =====

   Taxes paid                                         $   -  $   -
                                                      =====  =====

 See accompanying notes to financial statements.

(1)  GENERAL

     Calypso Wireless, Inc., formerly Kleer-Vu Industries, Inc., (the "Company" or "CWI") operated as a diversified holding company with five wholly owned subsidiaries through the fourth quarter of 1996, when operations ceased.

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not indicative of the results that may be expected for the year ending December 31, 2002.

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

(2)  OPERATING STATUS

     At November 18, 2002, the Company had no operations, employees, or assets. Although management is currently seeking additional business opportunities and sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions and to provide funds to pay for essential expenses until business operations can be commenced.

     These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)  SUBSEQUENT EVENTS

     Effective October 4, 2002, the Company issued 90,000,000 shares if its restricted common stock for all of the outstanding shares of capital stock of Calypso Wireless, Inc., a privately held Florida Corporation and its wholly-owned subsidiary, Industria de Telecomunicaciones Americanas ATEL, S.A. (American Telecom Industries ATEL, S.A.) a Republic of Costa Rica Corporation.

     The acquisition was approved by unanimous consent of the Board of Directors of Kleer-Vu Industries, Inc. on October 4, 2002.

     The board of directors of Kleer-Vu Industries, Inc. voted to effect a 1 to 20 reverse stock split effective November 1, 2002 for shareholders of record on October 2, 2002.

     Subsequent to the 1 to 20 reverse stock split, the Board of Directors voted to increase the number of authorized shares of common stock to 200,000,000 shares at a par value of $.001 and cancelled all preferred stock

     The Company's name, Kleer-Vu Industries, Inc., was subsequently changed to Calypso Wireless, Inc.

     Effective with the re-capitalization, the Company common stock began trading on the Pink Sheets under the new symbol "CLYW" (old symbol:
     "KLVU").


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking  Statements;  Market  Data
------------------------------------------
As used in this Quarterly Report, the terms "we", "us", "our" "CWI" and the "Company" means Calypso Wireless, Inc., a Delaware corporation. To the extent that we make any forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. Our forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Generally, forward-looking statements include phrases with words such as "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

Overview
--------
We were a holding company and during the nine-month period ended September 30, 2002; the Company was inactive, with no operations. Reference is made to our Annual Reports on Form 10-KSB for our year ended December 31, 2001 for a full discussion of our business.


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are to be filed or incorporated by reference as part of the Quarterly Report:

Exhibit No.      Description
    13           Registrant's Annual Report on Form 10-KSB for
                 the year ended December 31, 2001 is incorporated herein by reference.


(b) We did not file a Form 8-K during the three-month period ended September 30, 2002.

                                  SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature            Title                                     Date
---------            -----                                     ----
/s/ Patrick Lannen   Chairman of the Board and Chief           November 18, 2002
-------------------
Executive Officer

Patrick Lannen
/s/ Winfred Fields   Chief Financial and Accounting Officer    November 18, 2002
-------------------
Winfred Fields