Form 10KSB
period 2002-12-31
CALYPSO WIRELESS INC
filed 2003-07-02
CIK 719729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB


 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002

                           Commission File No. 1-8497

                             CALYPSO WIRELESS, INC.
                 (Name of small business issuer in its charter)


          Delaware                                               13-5671924
-------------------------------                             --------------------
   (State or jurisdiction of                                  (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                             5979 N. W. 151st Street
                              Miami, Florida 33014
                                  305-828-1483
        (Address, including zip code and telephone number, including area code, of registrant's executive offices)

      Securities registered under Section 12 (b) of the Exchange Act:  NONE

        Securities registered under to Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes       NO  X
                                       ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's  revenues  for  its  most  recent  fiscal  year:  $0
                                                           ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days: As of June 10, 2003: $100,225,308
                                                              ------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 19, 2003, there were 105,531,903 shares of the Company's common stock issued and outstanding.

                                TABLE OF CONTENTS

                           FORM 10 - KSB ANNUAL REPORT

                             CALYPSO WIRELESS, INC.



Facing Page

Index
PART I.

Item 1.   Description  of  Business
Item 2.   Description  of  Property
Item 3.   Legal  Proceedings
Item 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders

PART II

Item 5.   Market  for  the Registrant's Common Equity And Related Stockholder
          Matters
Item 6.   Management's  Discussion  and  Analysis  of  Financial
          Condition  and  Results  of  Operations
Item 7.   Financial  Statements
Item 8.   Changes in and Disagreements on Accounting and Financial Disclosures

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of
          The  Exchange  Act
Item 10.  Executive  Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12.  Certain  Relationships  and  Related  Transactions

PART IV

Item 13.  Exhibits  and  Reports  of  Form  8-K
Item 14.  Controls  and  Procedures

SIGNATURES
Certifications

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

Calypso Wireless, Inc. (the "Company" or "Calypso"), formerly Kleer-Vu Industries, Inc. (Kleer-Vu), was incorporated in the State of Delaware on March 22, 1983. The Company operates as a holding company with one subsidiary, Industria de Telecomunicaciones Americanas ATEL, S.A. (American Telecom Industries ATEL, S.A.) which was incorporated in 1997 under the Laws of the Republic of Costa Rica.

The Company is a result of a business combination on October 4, 2002, between Kleer-Vu Industries, Inc., a public shell company, and Calypso Wireless, Inc., a privately held development stage company incorporated in the State of Florida in 1998. Kleer-Vu acquired all of the outstanding capital stock of Calypso Wireless, Inc. by issuing 90,000,000 shares of its restricted common stock. For accounting purposes, the acquisition has been treated as the recapitalization of Calypso Wireless, Inc. with Calypso Wireless, Inc. being deemed the acquirer of Kleer-Vu in a reverse merger. At the conclusion of the merger, Calypso
Wireless,  Inc.  stockholders  held  99.8%  of  the  combined  company.

The Company intends to become a supplier and licenser of cellular broadband real time video phones, and other wireless devices supporting telecommunications infrastructure, which utilize our proprietary ASNAP(TM) technology. ASNAP(TM) technology enables users of cellular phones, PCMCIA (Personal Computer Media Interface Card Accessory) cards and other wireless devices to seamlessly roam between existing cellular WAN (Wide Area Network's GSM/GPRS (Global System for Mobile Communications/General Packet Radio Service) or CDMA (Code Division Multiple Access) and WLAN (Wireless Local Area Networks) utilizing the 802.11 Wi-Fi standard (Wireless Fidelity). We believe we are currently the only company offering the wireless telephone and data service provider (mobile carriers) with technology that effectively integrates traditional cellular telephone systems and internet broadband access through WLAN (cellular, broadband, real time, video phones, WLAN access points and call-control media gateways).

Calypso believes its technology will be a permanent solution to delivering broadband real time video conference to mobile phones since the current cellular network capacity is limited by the available radio spectrum and network infrastructure. The cellular network capacity can be improved by using Calypso technology and providing short-range wireless networks (via use of WLAN, embedded within the larger cellular coverage areas).

Calypso envisions that the ASNAP technology will become the de-facto standard for all smart cellular phones and mobile devices of the future.

Calypso expects to receive substantial revenue through the sales of it's cellular broadband real time video phones, WLAN access points, call-control media gateways and related software products and also through the licensing of it's technology to original equipment manufacturers (OEMs).

THE COMPANY'S PRODUCTS AND SERVICES

As mentioned above, we intend to become a supplier and licenser of cellular broadband real time video phones, and other wireless devices and supporting telecommunications infrastructure, which utilize our proprietary ASNAP(TM) technology. Calypso ASNAP(TM) technology enable users of wireless cellular phones, laptops computers and other wireless personal computing devices to increase the wireless bandwidth from the current 9.6 - 14.4 thousand bits per second (Kbps) data transmission rate of the cellular network (cell towers) to more than 11 million bits per second (Mbps) on the WLAN network.

Cellular phones incorporating Calypso's ASNAP(TM) technology will have broadband real time two way video connectivity with high resolution color displays, 30 frames per second video camera and high speed microprocessors than any existing cellular phones.

Calypso  will  sell  the  following  products:
     -    Cellular Broadband Real Time Video Phone with ASNAP(TM).

     -    Advanced  Wireless  Access  Point.
     -    PCMCIA  Card  for  laptop  users.
     -    Software  for  the  Cellular  Operators and Internet Service Providers
          (ISP).

INDUSTRY  BACKGROUND
--------------------

Demand  for  the  Company's  Products  and  Services
----------------------------------------------------

Today's wireless device market presents several gaps that need to be filled in order to satisfy the desires and needs of wireless device users. In 2002 over 400 million cellular phones were sold worldwide. Of the 400 million units sold, approximately 90 million cellular phones were sold in the United States, approximately 115 million cellular phones were sold in Europe, and approximately 150 million cellular phones were sold in Asia Pacific/Japan. In 1997 there were approximately 206 million cellular subscribers worldwide. In 2002 cellular subscribers worldwide grew to over one billion users. Today's users are becoming ever more sophisticated and educated about technology of their devices and services. Users expect greater capabilities at reduced cost. Cellular telephone services providers (Mobile Carriers) have faced difficulties in providing quality wireless telephone and data communication services at prices acceptable to end-users while maintaining profitability.

The key to difference between Calypso and its competitors is its proprietary ASNAP(TM) technology. ASNAP(TM) allows Calypso to deliver cellular broadband real time video phones and other mobile devices (PCMCIA Cards for Laptops) that offer both users and Mobile Carriers increased bandwidth at lower cost. This is accomplished through Calypso's unique mobile device and infrastructure software routing architecture design. The user saves money by often using a WLAN and Internet connectivity for voice and data communications for its mobile devices. The service provider saves money by being able to increase capacity while also offering increased bandwidth and additional services via the WLANs without the need to immediately replace existing hardware or purchase additional frequency spectrum required for third generation wireless technology ("3G technology"). ASNAP(TM) technology delivers higher wireless bandwidth and Internet connectivity than any others wireless technology. Our technology is not dependant on the improved cellular 3G technologies but will complement and improve the performance of these as they become available. Demand for products (cellular broadband real time video phones, WLAN Access Points and PCMCIA Cards) incorporating Calypso's ASNAP(TM) technology is expected to increase as users learn of the advantages of the system and of the convenience of inexpensive high bandwidth.

The ASNAP(TM) solution is a switching algorithm between network access points and the cellular towers based on the availability of the least costly, most efficient connection. This is accomplished by incorporating two technologies into a single wireless device (mobile-cell phone); long range cellular network access, and short range WLAN (Wireless Local Area Network) access (via WLAN).

If the user is within 100-450 yards of a Calypso's stand alone WLAN Access Point connected to the Internet, the user will access the cellular service provider's network via the Internet. If the user drifts out of range of a WLAN Internet connection, then the wireless device (or smart phone) switches to a WAN (Wide Area Network), such as a cellular network. The device is constantly "sniffing" the air waves for access to its service provider's network through the most cost efficient and spectrum efficient method; a WLAN connection.

The Company believes that is proprietary technologies will provide the following benefits to both end-users and Mobile Carriers:

1. Higher Bandwidth Without High Cost of Deployment, Calypso's products make possible less expensive wireless broadband Internet connectivity through ASNAP technology.

2. Fast Wireless Internet Access - ASNAP technology delivers more than 11Mbps for real time video conference, voice, fast Internet connectivity while improving bandwidth of the existing and future 2.5G and 3G cellular networks.

3. Large, High Quality Color Display - The Company believes that users want, and OEMs are building cellular phones with larger color displays to bring more hand-held PC functionality to the cellular phones. Calypso's ASNAP(TM) technology supports large color displays and provides greater computing power.

4. Improve Quality of Service - The Company believes its products will result in fewer dropped calls and lost connections.

5. Increase Capacity in the Cellular Network - Cellular phones with ASNAP(TM) technology should represent large savings for Mobile Carriers by allowing the addition of more users to their existing networks without having to add significant new infrastructure hardware or purchase additional frequency spectrum since a large percentage of its users will be accessing the mobile network via WLAN access points (public or private).

6. Wireless Advertisement - Our ASNAP(TM) technology should facilitate and accelerate wireless advertising through the increased bandwidth and locating capabilities of the Calypso's cellular broadband real time video phone. The locating capabilities will allow for targeted advertising.

We believe that our cellular broadband videophone, will fulfill the market needs for the mobile user and Mobile Carriers who are currently seeking like:

          - services that deliver and/or transmit information faster, which means new types of services could be offered;
          -    services  at  a  higher  profit  margin;  and
          -    service  which  is  geographically  broader  and more consistent.

We believe that Calypso's products will enable Mobile Carriers to deliver faster data transmission to cellular phones, which will allow delivery of better and new services. Standard cellular phones typically transmit and receive data at a rate in the range from 14.4 Kbps to 56 Kbps. In contrast, Calypso's cellular phones operating in "ASNAP(TM)" mode can transmit and receive data at a rate of approximately 11 Mbps or greater when connecting to the WLAN.

New high-speed mobile technologies, such as GSM/GPRS and CDMA 2000, only promise bandwidths from 56kbps to 144kbps in the near future; with higher 3G bandwidths projected for the mass markets until after 2006. (Credit Suisse First Boston, September 17, 2001 report.).

Mobile Carriers using Calypso's technology are able to deliver new services without replacing the existing cellular network which should increase the average revenue per user (ARPU) of Mobile Carriers.

Any access point with ASNAP(TM) software will allow customers to access their mobile carrier's network from anywhere in the world.

CUSTOMERS  &  PROCUREMENT  AGREEMENT
------------------------------------

Although we are in discussions with a number of customers to supply Calypso products, as of the date of this offering we have entered into two definitive material supply contracts with customers.

American Telecom Industries ATEL, S.A., our wholly owned subsidiary, entered into a procurement agreement (the "Procurement Agreement") with China Telecom Changzhou Telecommunications Bureau ("China Telecom"). Pursuant to the Procurement Agreement, China Telecom has, subject to certain material terms and conditions, agreed to purchase at least $500 million of cellular broadband videophones, system equipment and software ("the Equipment") over a three-year period.

Under the Procurement Agreement, China Telecom shall take title to the Equipment at the point and time of shipment. China Telecom will be responsible for any and all shipping expenses and certain product storage costs. The Procurement Agreement provides that China Telecom is required to make payments with respect purchase orders within 30 days of receiving an invoice and confirmation of product shipment. All unpaid balances accrue interest at a rate of 1% per month.

We have undertaken to provide 10 employees of China Telecom an introductory course on how to install, operate and maintain the Equipment. Thereafter, we have agreed to provide at China Telecom's cost and expense, such training classes as China Telecom reasonably requests.

We have agreed to perform Equipment installation services for China Telecom on such terms and conditions as China Telecom and we may agree upon in the future.

Pursuant to the Procurement Agreement, we have granted China Telecom a personal, nontransferable, nonexclusive license to use the Calypso software and the software owned by third parties that is necessary to install, operate and maintain the Equipment.

The Procurement Agreement states that China Telecom is responsible for any kind of taxes, levies, import or export duties or charges imposed by any governmental authority relating to the purchase, license, ownership, possession, use, operation or relocation of the Equipment provided under the agreement. China Telecom is not responsible for our income taxes.

China Telecom is also responsible for securing prior to the shipment of the field test equipment, all permits, licenses, consents and authorizations that may be required to be obtained from any governmental entity in connection with virtually every aspect of the Procurement Agreement, including the sale, purchase, import, installation, testing, licensing, use and operation the Equipment. For instance, China Telecom is responsible for any permit, license, consent, and authorization of any product or sales licensing agreement that may be required.

The Procurement Agreement provides that each party will be excused from its day to day required performance under the Procurement Agreement to the extent such performance is prevented, restricted or interfered with by reason of fire, plant break downs, labor disputes, embargoes, government ordinances or requirements, civil or military authorities, acts of God or of a public enemy, acts or omissions of carriers, inability to obtain necessary materials or services from suppliers, or other causes beyond the reasonable control of the party whose performance is affected. The affected party is required to use its reasonable efforts to avoid or remove the cause of the non-performance.

We have warranted to China Telecom that the Equipment and software sold to them under the Procurement Agreement will be free from defects and conform to certain product specifications, which specifications will be delivered to China Telecom prior to the field test. Similarly, we have warranted that all services will be performed in a professional and workmanlike manner. China Telecom's sole remedy for a breach of such warranty is the replacement or repair of the defective equipment or a correction of the unacceptable service.

Any dispute arising under the Procurement Agreement is required to be resolved by final and binding arbitration in the Arbitration Institute of the Stockholm Chamber of Commerce. We also have the express right to seek injunctive relief if China Telecom violates the terms of its software license, fails to maintain proprietary information or infringes upon our patents, copyrights or trade secrets.

SUPPLIERS
---------

The Company's principal suppliers are Intel, Texas Instruments, Cisco Systems, General Electric, Lucent Technologies and others.

COMPETITORS
-----------

Calypso's products are based on patented technology and technology on which patents are pending. Based on this proprietary technology and our knowledge of wireless products and technology, we believe there are no competitors in this field. Once different mobil carriers are marketing our real time video cellular phone, we believe we will begin licensing our technology to other original equipment manufacturers (O.E.M.) or cellular phones manufacturers to use our ASNAP(TM) technology.

CONTRACT  MANUFACTURING  &  DISTRIBUTION  FACILITIES
----------------------------------------------------

We anticipate that manufacturing and supply operations of our products will be conducted initially through Selectron, S.AThe Selectron manufacturing facilities are fully integrated with injection molding machines and surface mount component placement machinery, as well as assembly and test equipment. We anticipate that virtually every aspect of the manufacture and assembly of Calypso cellular phones will be performed at these manufacturing facilities.

The distribution facility and logistics will be handled through FedEx and/or UPS logistics group. These two companies have "turnkey" operations and offer services directly applicable to the distribution of high volume products.

PATENTS  AND  PROPRIETARY  RIGHTS
---------------------------------

The Company pursues patent protection for its technology and products as soon as such technology and products are developed. It typically files United States patent applications and related technology international patent applications. The Company files foreign patent applications on some of its technology and products in countries where business considerations warrant such fillings. Such countries usually include Australia, Japan, Canada, China, Brazil, Mexico, countries of the European Economic Community and other European countries.

Calypso Wireless has proprietary technology it considers to be extremely valuable in allowing it to offer products that bring substantial savings to both the end users and the mobile service providers.

The Company requires its employees, directors, consultants, members of the Advisory Board, outside engineers and other advisors to execute confidentiality agreements upon the commencement of employment, consulting or other contractual relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of the relationship is to be keep confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information.


ITEM 2. DESCRIPTION OF PROPERTY

The Company's corporate office and its research and development department are located in a leased facility in Miami Lakes, Florida. At this location, the Company leases approximately 3,000 square feet of office space under a lease expiring August of 2003. The company's current annual rent under this lease is $28,961. The Company believes its leased property is adequately covered by insurance and is sufficient for the foreseeable future.

The Company's manufacturing process has been outsourced to Selectron, S.A. (Selectron) under a contract manufacturing agreement. Selectron's manufacturing facility is located in Managua, Nicaragua. Calypso owns certain machinery and equipment required for manufacturing its products and has deployed such machinery and equipment at the Selectron manufacturing facility.


ITEM 3. LEGAL PROCEEDINGS

On March 7, 2003 the Company initiated litigation in the 11th Judicial Circuit in Miami-Dade County Circuit Court, Florida, against Nicolas Armelino, Luis De Gracia, Gabriel Marquinez, as defendants, seeking certain court order relief which included an injunction prohibiting the further transfer and cancellation of approximately 3,333,333 shares issued to each of these individuals based upon information that the consulting services were not performed in accordance with the terms and conditions of their respective consulting agreements. The shares were issued pursuant to consulting agreements executed on behalf of the Company by Patrick Lannen, who was President, Chief Executive Officer and sole director of the Company during the period immediately following the reverse merger of Kleer Vu with Calypso Wireless, Inc. on October 4, 2002. After that time, effective December 13, 2002, Carlos H. Mendoza was elected to the positions of Chairman of the Board and Chief Executive Officer. Due to the early stages of the litigation, no assessment of the actual outcome of the litigation can be made by the Company at this time. The Company is currently attempting to complete its evaluation of potential resolutions to the litigation in order to avoid any uncertainty related to the final outcome.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No  matter  was  submitted  to  a  vote  of  security  holders  during  2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock is traded on the Pink Sheets under the symbol "CLYW", however, the Company is planning to apply for listing NASDAQ Small Cap securities market. The Company's authorized capital stock consists of 200,000,000 shares of common stock, $.001 par value, of which 105,531,903 shares were issued and outstanding as of June 10, 2003.

                      QUARTERLY COMMON STOCK PRICE RANGES


                                       2002      2001
                                   ----------  ---------
                     Quarter       High  Low   High  Low
                     -------       ----  ----  ----  ---
                         1st       N/A   N/A   N/A   N/A
                         2nd       N/A   N/A   N/A   N/A
                         3rd       N/A   N/A   N/A   N/A
                         4th       5.06  3.50  N/A   N/A


As of December 31, 2002, there were approximately 1,585 holders of record of the Company's common stock. The number of stockholders of record does not necessarily reflect the number of beneficial owners of the Company's common stock, however, because many beneficial owners may hold shares through nominee holders, such as brokerage firms which, in turn hold through the nominee of a securities clearing organization, such as The Depository Trust Company. Thus, a single stockholder of record may represent numerous beneficial owners.

The Company has never paid any cash dividends in the past and anticipates that for the foreseeable future all earnings, if any, will be retained to finance growth and to meet working capital requirements.

On October 4, 2002, the Company sold 90,000,000 shares of its common stock, par value $.001 per share, in consideration for all outstanding stock of Calypso Wireless, Inc., a Florida corporation ("CWF"). Prior to the exchange, thirty-five individuals and corporations held all of the stock of CWF. The Company participated in the sale pursuant to Rule 506 of Regulation D.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The Company is a result of a business combination on October 4, 2002, between Kleer-Vu Industries, Inc., a public shell company, and Calypso Wireless, Inc., a privately held development stage company incorporated in the State of Florida in 1998. For accounting purposes, however, the acquisition has been treated as the recapitalization of Calypso Wireless, Inc. with Calypso Wireless, Inc. deemed the acquirer of Kleer-Vu in a reverse merger.

As noted above, the Company is a development stage company. The company has been in the development stage since inception of its wholly owned subsidiary; Industria de Telecomunicaciones Americanas ATEL, S.A. (American Telecom Industries ATEL, S.A.) was incorporated in 1997 under the Laws of the Republic of Costa Rica. American Telecom Industries ATEL, S.A. began its research and development activities in 1997. To date, the Company subsidiary has expended over $3.2 million on research and development of the Company's products. In January 1999, the Company engineers determined that the products were technological feasible. Subsequent to the determination of technological feasibility, the Company has expended approximately $6 million to develop the product to its current stage, with approximately four additional months of work necessary before the Company will be ready to begin shipping the products.

To date, the Company has not generated any revenues. However, the Company's investors have contributed over $10.9 million in cash and approximately $700,000 in services in consideration for the issuance of stock. The Company needs an additional $5-7 million to complete the process and began shipment of the products.

The Company signed a three-year $500 million contract with a major telecommunication carrier (China Telecom) to deliver its smart real-time video cellular phones, and is currently negotiating additional procurement agreements to deliver the cellular phones. The Company expects to begin shipping of its products during the fourth quarter of 2003.

The Company's subsidiary has a $1.5 million credit facility with Intercapital, S.A., with $782,695 outstanding as of December 31, 2002. The Company signed a one-year $5.2 million contract with C.G.E. Distributors Corp. to deliver its smart, real-time, video, cellular phones, WLAN Access Point and networks software products, the customer has agreed to deliver an initial down payment of $2.4 million. The Company is currently negotiating debt and/or equity financing arrangements to provide an alternative source for its future capital needs. However, there can be no assurance that sufficient cash will be available as needed to fully execute the Company business plans.

CAPITAL  EXPENDITURES

Since 1997, the Company has expended over $4.1 million on machinery and equipment necessary to produce its products. The machinery and equipment is located in Selectron, S. A. plant in Managua, Nicaragua, Central America. The Company has entered into a contract manufacturing agreement with Selection, S.A. to manufacture the products using the machinery and equipment owned the Company. The machinery and equipment will be leased to Selectron, S.A, with the lease payments being deducted from monthly invoices submitted by Selectron, S.A. for payments for production of the products. The Company estimates that no significant additional capital investments in machinery and equipment will be necessary to produce the products.

RESEARCH  AND  DEVELOPMENT

As noted above, the Company research and development activities were completed during the first quarter of 1999, when the technological feasibility of the products was established. The Company has expended a total of $9.2 million on research and development and development of the products to its current stage.

EMPLOYEES

The Company currently has approximately 64 employees. The Company estimates that an additional 28 employees will be hired over the next twelve months.

OFF-BALANCE  SHEET  ARRANGEMENTS

The Company had no off-balance sheet arrangements for the fiscal year ending December 31, 2002.

ITEM 7. FINANCIAL STATEMENTS

The Company's Consolidated Financial Statements, Notes to Consolidated Financial Statements and the report of R. E. Bassie & Co., independent auditors, with respect thereto, referred to in the Index to Financial Statements, appear elsewhere in this Form 10-KSB, beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information set forth in item 4, under the caption "Changes in Registrant's Certifying Accountant" in the Company's Current Report on Form 8-K dated

December 23, 2002, SEC File No. 1-8497, and the information set forth in item 4, under the caption "Changes in Registrant's Certifying Accountant" in the Company's Current Report on Form 8-K/A dated December 23, 2002, SEC File No. 1-8497, is incorporated herein by reference. Except as set forth therein, there have been no reportable events involving the Company.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE  OFFICERS  &  DIRECTORS
---------------------------------

The following table sets forth information regarding our executive officers and directors as of the date of this business plan.

      NAME                AGE            TITLE
      ------------------  ----  -----------------------
      Carlos H. Mendoza+  [38]  Chairman

      Ricardo A. Alvarez  [60]  Director

      David Davila        [35]  President & CEO

      Patrick Lannen++    [49]  President & CEO

      Robert Leon         [41]  Chief Technical Officer

      Winfred Fields      [37]  Chief Financial Officer

      George Olazabal     [36]  Director of Engineering


There are no family relationships between any of the directors or executive officers of the Company.

---------------
+    Mr. Mendoza was replaced as President and CEO on June 28, 2003.
++ Mr. Lannen was replaced as President on February 17, 2003 and as CEO on December 13, 2002.

CARLOS H. MENDOZA - Chairman, Founder. Mr. Carlos Mendoza is the founder of Calypso Wireless, Inc. Age 38. Mr. Mendoza from 1995 to 1999 was CEO of Industries JVC Magnetic SA, a company that owns a manufacturing facility which manufactured plastic injection molded parts including (CD & DVD) and surge protectors for the computer industries. Previously he served as CEO of Calypso Wireless, Inc. a Florida Corporation which was acquired Kleer-Vu Industries, Inc. on October 4, 2002. Mr. Mendoza was elected Chairman and CEO of Calypso Wireless, Inc. on December 13, 2002 and President on February 17, 2003. He served as President and CEO until David Davila replaced him on June 28, 2003.

RICARDO A. ALVAREZ - Director. Age 60. An internationally known expert and researcher in the fields of Vulnerability Assessment and Hazard Mitigation applied to the design and construction of buildings and facilities. Mr. Alvarez has been from 1999 to presently the Deputy Director of the International Hurricane Research Center (IHRC) and Director of the Laboratory for Structural Mitigation at the IHRC in Miami, Florida. From 1993 to 1999, Mr. Alvarez served as a international consultant in the building, design and construction for housing.

Mr. Alvarez is a professor for the Master in Construction Management program within the Dept. of Construction Management, College of Engineering. He holds degrees in Architecture and City Planning, and in Business Administration (MBA). Studied at the School of Architecture, California State Polytechnic University, College of Environmental Design, University of California at Berkeley.

Areas of expertise include: building design and construction, urban design, industrialized and modular construction systems, vulnerability assessment and hazard mitigation. Has directed or participated in more than 1,200 hazard mitigation projects in the past ten years. Pioneered the teaching of hazard mitigation and vulnerability assessment as academic subjects, by introducing graduate level courses, in 1995 and 1996 respectively, on these topics at FIU. In 1997 developed and launched a continuing education Emergency Management and Hazard Mitigation Certificate Program at FIU. In 2001 launched the Developing a Culture of Mitigation through Education, a K12 program for schools in Florida and abroad. Currently Principal Investigator for the Hurricane Loss Mitigation for Housing in Florida funded by the Florida Department of Community Affairs. Has been PI or Co-PI on multiple research projects totaling over $5.6 million over the last five years, with funding from FEMA, NOAA, Florida DCA and others. Mr. Alvarez pioneered the concept of Sheltering-in-Place as an alternative to evacuation for major hospitals in South Florida in 1996.

Mr. Alvarez has been a member of the Miami Bankers Club since 1979. He is also a member of the State of Florida State Mitigation Strategy Advisory Council and a member of the Miami-Dade County Local Mitigation Strategy Working Group where he also serves on the Committee for Homeland Security.

DAVID DAVILA - President & CEO, Co-Founder. Age 35. Mr. Davila joined Calypso Wireless in February 1998. He has served as Engineering Manager from 1998 to 2000. In the year 2000 Mr. Davila became Vice President of Sales for the Company, he was the person responsible for the initial $500 million three-year period procurement agreement with China Telecom and the recent $5.2 million procurement contract with CGE Distributors Corporation.

From 1993 to 1998, Mr. Davila served as a international consultant in the telecommunication arena. He hold a degree in Business Administration from UNICA University.

Mr. Davila was elected to be CEO and President on June 28, 2003.

ROBERT LEON - Chief Technical Officer, Co-Founder. Age 41. Mr. Leon joined Calypso Wireless in October 1998. He has served as Director of Engineering and Operations Manager for the South Florida R&D facility. He is responsible for engineering and general business operations. He develops concepts and strategies for the development of new, wireless internet/cellular products.

Prior to joining Calypso Wireless, as part of a 13-year career with Motorola, Mr. Leon was Senior Staff Engineer and Project Manager for the Consumer and Light Industrial Division, Land Mobile Products Sector, Motorola, in Plantation Florida. Mr. Leon was a major contributor to Motorola's first Nextel/iden(TM) Cellular phone (Lingo), the first side display pager (Bravo Express) and the first TalkAbout FRS radio.

From 1995 to 1996, Mr. Leon was Staff Engineer for the Advanced Manufacturing Technology Group. During this assignment, Mr. Leon demonstrated technical leadership in the identification and implementation of new technologies and equipment to improve component and assembly-manufacturing processes.

From 1994 to 1995, Mr. Leon was Staff Engineer/Mechanical Software Manager for Motorola, Land Mobile Products Sector. In this capacity he was responsible for software the inspection process for the release of Unix scripts developed by software administration personnel to support engineering development. He initiated focus teams to evaluate engineering software; i.e. FEA software (Cosmos, Ansys, Patran), and Tolerance Analysis Software (Ti-Tol, VSA-GDT). He also taught several Pro/Engineer classes at Motorola and for other companies through Ligi Tool Engineering, Inc. in Pompano, FL.

From 1986 to 1994, Mr. Leon served as Lead Mechanical Engineer/ Project Manager, for the following Motorola Divisions:

Energy  Products  Division:
Coordinated the tasks of engineers and mechanical designers. Responsible for the design, development, and technical support of energy devices and smart charger development programs.

Paging  &  Wireless  Systems  Group:
Worked on product development. Managed the design, tooling, programming, and performance of several robotics stations. Programmed Robot functions. Coordinated tooling contractor tasks.

Microelectronics Department, Land Mobil Products Sector:
Designed tooling and equipment. Developed Die Coat process, and Laminator/Trimmer process.

Mr. Leon received a Bachelor of Science in Mechanical Engineering (with Honors) from the University of Miami in 1985. During his Career, Mr. Leon has received 19 US Patents and several patents pending. He has 6 Motorola Engineering Awards, and three Motorola Distinguished Innovator Awards. He also received a Proclamation Certificate from the Mayor of the City of Lauderhill, Ft. in May 10, 1999 in recognition of engineering management and development efforts. While with Calypso, Mr. Leon has submitted over 8 Utility Patent and 4 Design Patent applications.

WINFRED FIELDS - Chief Financial Officer. Age 37. Mr. Fields is responsible for accounting, finance, treasury, and facilities. Prior to joining the Company in December 2002, Mr. Fields served as President/CEO from 1997 to 1999 for Unique Dawning CMHC, Inc a chain of clinics located in Texas and Louisiana. After Mr. Field's resigned his position with Unique Dawning CMHC, Inc. in 1999, Unique Dawning filed for bankruptcy protection in October of that year.

From 1995 to 1997, Mr. Fields was Chief Financial Officer/Chief Operations Officer at Synergy Partial Hospital, Inc. Houston, TX. Mr. Fields developed and implemented accounting procedures i.e. banking, budgeting, cost accounting, payroll, billing/collections, financial statements, internal audits. Mr. Fields received a MSU, MS from Mississippi State University in 1987.

GEORGE L. OLAZABAL - Director of Engineering. Age 36. Mr. Olazabal is responsible for all software engineering. Mr. Olazabal) joined Calypso in 1998. He directed the embedded software effort and wrote the ASNAP(TM) software. He is responsible for developing C/C++ programming software packages, VB/MS Access based product-pricing system, and SQL Server based Internet order entry support system (all Internet tools used). Prior to joining Calypso, George held various senior software development positions.

From 1992 to 1998, Mr. Olazabal was involved in the research and development of software systems for front and back end processing using Visual Basic and Visual C/C++ Frontpage, Homesite, ASP, Vbscript, and Javascript. Database systems used are MS Sql Server and MS Access. He also Designed and coded the communications between the PC and the flow cytometer. System based on NT, using Visual C++ (object oriented techniques) for the user interface and NT device drivers (Win NT DDK) for the cytometer interface. Active in all phases of testing and debugging of these releases. Heavy interface with marketing while generating requirements specifications. Responsible for selecting software tools necessary to accomplish marketing requests. Designed and coded all PCL 4 and PCL 5 printer support routines. Designed the database and the interface to the database (SQL Engine) from within our software. Embedded temperature controller using a PIC processor to control a pettier element.

From 1989 to 1992, Mr. Olazabal was a Software Engineer for Motorola, Inc., Boynton Beach and Plantation, Florida. He was involved in the development of software systems for subscriber groups. Began design of a prospective PC Universal Programmer for paging products using structured methods techniques, "C" language, and assembly language. Interfaced heavily with marketing and management while developing proposals for this initial version. Developed a hard contact programmer to run on a PC (MS-DOS) for the Bravo Plus pager. This platform communicated with the cellular phone or pager via RS232 and was then used on the development of hard contact programmers for two other products. Conducted meetings in the development of various proposals for an Over-The-Air PC programmer.

HOAI HUANG -. Lead Project Manager, Age 30, Mr. Huang is responsible for all electrical concept realization plans. He directs RF and electrical architecture design. He is responsible for the cellular and WLAN system design teams, working closely -with software engineering.

From 1995 to 2000, Mr. Huang served as development engineer for Motorola's Retail Product Division, Plantation Fl. Mr. Huang's development team was involved in the design and development of the FRS and Retail Business radios. His duties included design, develop, and implementation of analog and digital circuits including RF design. He designed hardware and software code plug structure settings to optimize the performance of two- way radios to meet customer needs. He performed tests and evaluations of new architecture design and participated in the development of the radios from concept through prototype, ALT (Accelerated Life Test), and factory production. He also performed bench testing, troubleshooting, and RF measurement. Mr. Huang also designed and implemented the Electroluminescent lamp driver for the display and he designed the NIMH Battery Charger. He designed the Altimeter/Barometer to be used as a feature in the two-way radios. He also designed an Automated Test System written in HPVEE and Lab-view that automated radio testing, measurement, and data collecting for design certification and FCC filing. He was also the person responsible for root-cause ALT failure analysis and implemented the corrective actions to eliminate future failures.

Mr. Huang received his Bachelor of Science from the University of Miami in 1992 and in early 2000 received his Masters of Science Degree form NTU. Mr. Huang skilled in the following applications and software languages: MDS, SPIC6, HVFCT, Lab View, Mentor Graphics, and IEEE488/GPIB, C, C++. Pascal, Fortran, and Assembly.

MARK SUJO - Vice President of Sales, Age 32, with more than 8 years of international sales and marketing experience collaborating with companies like P.C.S. and Telecom. Mr. Sujo has developed global projects that always delivered a high ROI (Return on Investment). Among other awards he received the "Soaring with Excellence Award" that recognized him as the most profitable Sales Manager in the International Division. Mr. Sujo has developed several successful sales teams in North and South America.

CHRISTIAN FLORES - Manufacture Support Manager: Age 36. Mr. Flores is responsible for the support and supervision over the production process between Calypso and the manufacturing facility. He coordinates production plan, analyzes and solves potential and actual problems, manages ECO's and performs SPC analysis.

Prior to joining the company Mr. Flores served as Customer Support Engineer Mgr, Philips Electronics Instruments, Mexico (Philips EMT Americas) From December 1997 to September 1999. Mr. Flores was the service manager to every manufacturing plant that uses Philips SMT equipment such as Fast Component Microprocessor (FCM's Chip shooters), Advance Component Mounters (ACM's Fine Pitch.)

Senior SMT Manufacturing and Process Engineer, Fujitsu, Mexico. From September 1996 to December 1997. Responsible for SMT room, including coordination of Emergency, Corrective and Preventive Maintenance; planning and generating the equipment programming; coordination of daily production planning of all SMT lines.

Maintenance General Mgr, AC-Delco Electronics, Mexico. From April 1994 to September 1996. In charge of the coordination of Emergency, Corrective and Preventive Maintenance of all SMT and manual assembly equipment in two plants having 130 technicians and 16 engineers to perform the execution of the job sharing responsibilities with two more General Supervisors to cover 24 hours a day and 7 days a week.


SECTION  16(a)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than five percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the SEC) initial reports of ownership and reports changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

During the fiscal year ended December 31, 2002, a Form 3, Initial Statement of Beneficial Ownership of Securities, was not timely filed by each of the following officers or directors:

Carlos H. Mendoza (CEO and Director)
David Davila (Vice President of Sales)

Patrick Lannen (CEO, President, CEO and Director)
Ricardo Alvarez (Director)
Robert Leon (Chief Technical Office)
Winfred Fields (Chief Financial Officer)
George Olazabal (Director of Engineering)

Except as described above, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16(a)-3(e) during the fiscal year ended December 31, 2002 and Form 5 and amendments thereto furnished to the Company with respect to such period, the Company is not aware of any director, officer, or beneficial owner of greater than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act that has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Company's most recent fiscal year or prior years.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table reflects all forms of compensation paid to the Company's chief executive officer and its other executive officers for each of the Company's last three completed fiscal years. No other director or executive officer received compensation which exceeded $100,000 during any of such periods.

                                     Annual compensation                      Long term compensation
                                                                         Awards                   Payouts
                                                     Other      Restricted    Securities
Name and                                            annual         Stock      underlying      LTIP      All other
principal position     Year    Salary    Bonus   compensation     Awards     options/SARs   payouts   Compensation
                                ($)       ($)         ($)           ($)           (#)         ($)          ($)
(a)                     (b)     (c)       (d)         (e)           (f)           (g)         (h)          (i)
David Davila,           2002  $      0  N/A      N/A                     -               -         -              -
Vice President of
Sales

Carlos H. Mendoza,      2002  $ 60,000  N/A      N/A                     -               -         -              -
President & CEO

Robert Leon,            2002  $ 94,000  N/A      N/A                     -               -         -              -
Chief Technology        2001  $ 90,000  N/A      N/A
Officer                 2000  $ 84,000  N/A      N/A

Winfred Fields,         2002  $      0  $     0  N/A                    (1)               -         -              -
Chief Financial
Officer

George Olazabal,,       2002  $ 72,000  $     0  N/A                     -               -         -              -
Director of             2001  $ 60,000  $     0  N/A
Engineering             2000  $      0  $     0  N/A

Patrick Lannen,         2002  $      0  $     0  N/A                     -               -         -              -
President  and Chief    2001  $      0  $     0  N/A
Executive Office        2000  $      0  $     0  N/A

John Stump, III,        2002  $      0  $     0  N/A                     -               -         -              -
Vice President of       2001  $      0  $     0  N/A
Finance and Chief       2000  $      0  $     0  N/A
Financial Officer


-------------------------------
(1) 100,000 shares of common stock, par value $.001 per share, were granted to Mr. Winfred Fields pursuant to that certain Consulting Agreement, dated October 4, 2003, as described in the Index to Exhibits, in consideration of accounting and administrative consulting services rendered by Mr. Fields to the Company.

Other than as noted above, no officers or directors received compensation in any form during the years ended December 31, 2002.

OPTION GRANTS IN LAST FISCAL YEAR

None.

FISCAL YEAR-END OPTION VALUES

None.

DIRECTORS REMUNERATION

In 2002 Directors were not paid a fee for servicing on the Board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  following table sets forth as of June 10, 2003, information with respect to
(a) each person (including "group" as that term is used in section 13(d)(3) of the Securities Exchange Act of 1934 who is known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock of the Company and (b) the number and percentage of the Company's Common Stock owned by (i) each of the directors and the executive officers named on the Summary Compensation Table above and (ii) all directors and executive officers of the Company as a group. The Company believes that, unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.

The following table sets forth certain information regarding the beneficial ownership of the Company's common capital stock as of the date of this Memorandum by (i) each person known to the Company as having beneficial ownership of more than 5% of the Company's common capital stock, (ii) existing shareholders, (iii) and all others as a group.

Name of                                  Number of Common  Percentage of
Beneficial Owner                              Shares         Ownership
---------------------------------------  ----------------  --------------
Baylis Trade, Inc.                             20,255,138           19.2%
41 South Audley, London W1K 2F5,
United Kingdom

Begdorf Holdings, Ltd.                          5,937,030            5.6%
Donoso Cortez 45, Madrid, Spain

Ferguson, Inc.                                  5,837,566            5.5%
P.O. Box 7284, Panama 5, Panama

Halston Business, Inc.                         21,161,178           20.1%
23 Rue de Rive, 1260 Nyon-Switzerland

Morhead Assets Corp.                            5,647,106            5.4%
Upper Main Street, Wickhams Cay 1, BVI

Carlos H. Mendoza, Chairman                       130,915           0.12%
5979 NW 151 St. Miami FL. 33014

Lomme Development Corporation.                  5,837,566            5.5%
200 Mts Oeste Instamasa,
Hacienda Ojo Agua,
San Rafael Alajuela San Jose Costa Rica

Nakano Ventures, Inc.                           5,253,810            5.0%
Ternerina, Box 827-1000,
San Jose Costa Rica

     The balance of the Company's outstanding Common Shares is held by approximately 1,575 shareholders.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

a)   The Exhibits included in this report are indicated below:

     Exhibit No.               Description  of  Exhibit
     -----------               ------------------------

           *2.1 Share Exchange and Acquisition Agreement, dated October 4, 2002, between Kleer-Vu Industries, Inc. and Calypso, (incorporated by reference to Exhibit 2.1 of Registrant's Current Report Form 8-K/A filed on December 6, 2002, SEC File No. 1-8497).

            3.1 Certificate of Amendment of Certificate of Incorporation, dated October 11, 2002. Certificate of Amendment of Restated Certificate of Incorporation, dated July 25, 1990. Restated Certificate of Incorporation, dated September 30, 1985.

            3.2          By-laws  of  Calypso  Wireless,  Inc.

           10.1 Procurement Agreement, dated April 6, 2001, between American Telecom Industries ATEL, S.A. and China Telecom Changzhou Telecommunications Bureau.

           10.2 Procurement Agreement, dated March 19, 2003, between Calypso Wireless, Inc. and CGE Distributors Corp.

           10.3 Contract Manufacturing Agreement between American Telecom Industries ATEL, S.A. and Selectron S.A.

           10.4 Line of Credit Contract, dated November 23, 1998, between American Telecom Industries ATEL, S.A. and Intercapital, S.A.

          *10.5 Consulting Agreement, dated October 4, 2002, between Kleer-Vu Industries, Inc. and Aicola Armelino (incorporated by reference to Exhibit 10.13 of Registrant's Form S-8 filed November 12, 2002, SEC File No. 333-101158).

          *10.6 Consulting Agreement, dated October 4, 2002, between Calypso Wireless, Inc. and Winfred Fields (incorporated by reference to Exhibit 10.13 of Registrant's Form S-8 filed on February 5, 2003, SEC File No. 333-02967).

          *10.7 Consulting Agreement, dated February 13, 2003, between Calypso Wireless, Inc. and Motorskill Ventures I, L.P. (incorporated by reference to Exhibit 10.13 of Registrant's Form S-8 filed on March 31, 2003, SEC File No. 333-103568).

---------------

*  Previously  filed.

b)   Reports on Form 8-K.


     1. The Company filed a Current Report on Form 8-K on November 14, 2002, and an amendment thereto on Form 8-K/A on December 6, 2002, which announced a change in control of the registrant and the acquisition of Calypso Wireless, Inc., a privately held Florida corporation and its wholly-owned subsidiary, Industria de Telecomunicaciones Americanas ATEL S.A.

     2. The Company filed a current report on Form 8-K on December 24, 2002, which disclosed the termination of R. E. Bassie & Co., its independent accountants, on December 21, 2003, and the appointment of KPMG, L.L.P. The Company filed an amendment to such Current Report on Form 8-K/A on January 28, 2003, which reported the re-appointment of R. E. Bassie & Co. as independent accountants of the Company on January 24, 2003.

ITEM 14.  CONTROLS AND PROCEDURES

Prior to October 4, 2002, the Company had no operations during the reporting period. During the period from October 2, 2002 until February 17, 2003, Patrick Lannen was the President, Chief Executive Officer and sole director of the Company. As a result of the transactions effected by Mr. Lannen on behalf of the Company during this period, Mr. Lannen was removed as President Chief Executive Officer and director of the Company and the Company initiated legal proceedings described under item 3 above. In addition, the Company has acted to improve, and will continue to strengthen, certain corporate governance procedures and certain disclosure controls and procedures. As part of this commitment, we have initiated a number of steps, including those in response to the Sarbanes Oxley Act of 2002 and corresponding SEC requirements. Specific action taken or planned by us include the following:

     We have formed an audit committee to be comprised solely of an independent, non-employee directors. Ricardo Alvarez will serve as a member of the initial member of our audit committee and we are currently seeking an individual to serve on our board of directors and audit committee as an audit committee financial expert.

     We are preparing an audit committee charter that will include the right of the audit committee to hire the Company's independent accountants and the right to hire independent professionals to assist them in their work.

     We are preparing a Code of business conduct and ethics to be followed by all employees, officers and directors of the Company.

     We are conducting a comprehensive review of the adequacy of our policies and procedures with respect to the administration of our equity compensation plans (including stock grants, stock option and warrant plans) and purchases and sales of our securities.

     We are preparing an insider trading policy and are requiring all employees, officers and directors to read and sign an acknowledgement that they have read the policy, understand its contents and agree to abide by its terms as a condition of employment or association with the Company.

     We are implementing a Section 16 reporting program for officers, directors and 10% beneficial owners to advise those persons of their reporting responsibilities and to make arrangements for filing timely reports in the event a reportable transaction occurs.

Our Chief Executive Officer and Chief Financial Officer, within the ninety (90) calendar days prior to the date of this report, carried out an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon the steps outlined in the preceding paragraph, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, the company's disclosure controls and procedures are effective and designed to insure that material information relating to us and our consolidated subsidiary would be made known to them in a timely manner as required to include such information in the Company's periodic filings with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPSO WIRELESS, INC.


By:  /s/ David Davila                           Date:  July 1, 2003
     ----------------------------
     David Davila
     Chief Executive Officer and
     President


By:  /s/ Winfred Fields                         Date:  July 1, 2003
     ----------------------------
     Winfred Fields
     Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
---------
By:  /s/ David Davila                           Date:  July 1, 2003
     ----------------------------
     David Davila
     Chief Executive Officer and
     President

By:  /s/ Winfred Fields                         Date:  July 1, 2003
     ----------------------------
     Winfred Fields
     Chief Financial Officer

By:  /s/ Ricardo Alvarez                        Date:  July 1, 2003
     ----------------------------
     Ricardo Alvarez
     Director

By:  /s/ Carlos H. Mendoza                      Date:  July 1, 2003
     ----------------------------
     Carlos H. Mendoza
     Chairman

                                 CERTIFICATIONS

I, David Davila, Chief Executive Officer of Calypso Wireless, Inc. (the "Company"), certify that:

1.  I  have  reviewed  this  annual  report  on  Form  10-KSB  of  the  Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 1, 2003

                                      By: /s/ David Davila
                                          -----------------------------
                                          David Davila
                                          President and Chief Executive Officer

                                 CERTIFICATIONS

I,  Winfred  Fields,  Chief  Financial  Officer  of  Calypso Wireless, Inc. (the
"Company"),  certify  that:

1.  I  have  reviewed  this  annual  report  on  Form  10-KSB  of  the  Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 1, 2003

                                      By: /s/ Winfred Fields
                                          -------------------------
                                          Winfred Fields
                                          Chief  Financial Officer

                  CERTIFICATION PURSUANT TO 18 U.S.C. SEC. 1350
                   (SECTION 906 OF SARBANES-OXLEY ACT OF 2002)

                             Calypso Wireless, Inc.
     In connection with the Annual Report of Calypso Wireless, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Davila, President and Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  July 1, 2003

                                       /s/ David Davila
                                       ----------------------------------
                                       David Davila, President and
                                       Chief Executive Officer


                  CERTIFICATION PURSUANT TO 18 U.S.C. SEC. 1350
                   (SECTION 906 OF SARBANES-OXLEY ACT OF 2002)
*
                             Calypso Wireless, Inc.
In connection with the Annual Report of Calypso Wireless, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Winfred Fields, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  July 1, 2003


                                    /s/ Winfred Fields
                                    ---------------------------------------
                                    Winfred Fields, Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

                                          INDEX





Independent Auditors' Reports                                                              F-2

Consolidated Financial Statements:

        Balance Sheet - December 31, 2002                                                  F-3

        Statements of Operations - Years ended December 31, 2002 and 2001                  F-4

        Statements of Stockholders' Equity - Years ended December 31, 2002 and 2001        F-5

        Statements of Cash Flows - Years ended December 31, 2002 and 2001                  F-6

Notes to Consolidated Financial Statements                                                 F-7

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors and Stockholders
Calypso Wireless, Inc.:

We have audited the consolidated balance sheet of Calypso Wireless, Inc. and subsidiary (a development stage company - the Company) as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calypso Wireless, Inc. and subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.


                             /s/ R. E. Bassie & Co.


Houston, Texas
June 2, 2003

                      CALYPSO WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2002


                               Assets
                               ------
Current assets:
  Cash                                                              $   265,012
  Inventories                                                           357,970
                                                                    ------------
    Total current assets                                                622,982
                                                                    ------------

Property and equipment, net of accumulated
  depreciation                                                        4,150,180
Patent                                                                   79,774
Product development costs                                             5,506,213
Other assets                                                             46,961
                                                                    ------------
      Total assets                                                  $10,406,110
                                                                    ============

                 Liabilities and Stockholders' Equity
                 ------------------------------------

Liabilities:
  Accounts payable and accrued expenses                               1,415,323
  Accrued interest payable                                              146,950
  Loans payable to shareholders                                         521,727
  Current portion of long-term debt                                     782,695
                                                                    ------------
      Total liabilities - current                                     2,866,695
                                                                    ------------

Stockholders' equity:
  Common stock, $.001 par value.  Authorized 200,000,000 shares:
    100,135,242 shares issued and outstanding at December 31, 2002      100,135
  Additional paid-in capital                                         11,450,042
  Deficit accumulated during the development stage                   (4,010,762)
                                                                    ------------
      Total stockholders' equity                                      7,539,415

Commitments

      Total liabilities and stockholders' equity                    $10,406,110
                                                                    ============


See accompanying notes to consolidated financial statements.

                                    CALYPSO WIRELESS, INC. AND SUBSIDIARY
                                        (A Development Stage Company)

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Years ended December 31, 2002 and 2001


                                                                                                 For the
                                                                                                 period
                                                                                                  from
                                                                                                December 1,
                                                                                                   1997
                                                                                                (date of
                                                                                                inception)
                                                                                                 through
                                                                                                 December
                                                                                                   31,
                                                             2002                2001              2002
                                                      ------------------  ------------------  --------------
Revenues                                              $               -   $               -   $           -
Cost of goods sold                                                    -                   -               -
     Gross profit                                                     -                   -               -

Operating expenses:
   Research and development                                           -                   -       3,202,249
   General and administrative                                   183,650             416,460         675,876
   Interest                                                      67,217              51,770         127,615
   Depreciation                                                   1,674               1,674           5,022
                                                      ------------------  ------------------  --------------
     Total operating expenses                                   252,541             469,904       4,010,762
                                                      ------------------  ------------------  --------------

     Net loss from operations before provision
       for income taxes                                        (252,541)           (469,904)     (4,010,762)

Provision for income taxes                                            -                   -               -
                                                      ------------------  ------------------  --------------

     Net loss from operations                         $        (252,541)  $        (469,904)  $  (4,010,762)
                                                      ==================  ==================  ==============

Net loss per common share - basic and diluted:

   Net loss applicable to common shareholders         $           (0.00)  $           (0.01)
                                                      ==================  ==================

Weighted average common shares - basic and diluted           89,241,250          86,941,683
                                                      ==================  ==================


See accompanying notes to consolidated financial statements.

                                        CALYPSO WIRELESS, INC. AND SUBSIDIARY
                                             (A Development Stage Company)

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        Years ended December  31, 2002 and 2001


                                                                                         Deficit
                                                                                        accumulated
                                                                         Additional     during the        Total
                                                   Common Stock           paid-in       development    Stockholders'
                                               shares        amount       capital         stage           equity
                                            -------------  -----------  ------------  -------------  ----------------
Balance, December 1, 1997                              -   $         -  $         -   $          -   $             -


   Proceeds from the sale of common shares   290,000,000        29,000    9,145,717              -         9,174,717

   Net loss                                            -             -            -     (3,202,249)       (3,202,249)

                                            -------------  -----------  ------------  -------------  ----------------
Balance, December 31, 1999                   290,000,000        29,000    9,145,717     (3,202,249)        5,972,468


   Proceeds from the sale of common shares     4,876,834           488      249,612              -           250,100

   Net loss                                            -             -            -        (86,068)          (86,068)

                                            -------------  -----------  ------------  -------------  ----------------
Balance, December 31, 2000                   294,876,834        29,488    9,395,329     (3,288,317)        6,136,500


   Issuance of common shares for services      5,856,000           585      585,015              -           585,600

   Proceeds from the sale of common shares     2,120,811           212    1,109,895              -         1,110,107

   Net loss                                            -             -            -       (469,904)         (469,904)

                                            -------------  -----------  ------------  -------------  ----------------
Balance, December 31, 2001                   302,853,645        30,285   11,090,239     (3,758,221)        7,362,303


   Proceeds from the sale of common shares     5,494,036           549      349,104              -           349,653

   Recapitalization - Reverse Merger        (218,212,439)       59,301      (59,301)             -                 -

   Issuance of common shares for services     10,000,000        10,000       70,000              -            80,000

   Net loss                                            -             -            -       (252,541)         (252,541)

                                            -------------  -----------  ------------  -------------  ----------------
Balance, December 31, 2002                   100,135,242   $   100,135  $11,450,042   $ (4,010,762)  $     7,539,415
                                            =============  ===========  ============  =============  ================


See accompanying notes to consolidated financial statements.

                                       CALYPSO WIRELESS, INC. AND SUBSIDIARY
                                            (A Development Stage Company)

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       Years ended December 31, 2002 and 2001



                                                                                                    For the period
                                                                                                        from
                                                                                                     December 1,
                                                                                                        1997
                                                                                                      (date of
                                                                                                      inception)
                                                                                                       through
                                                                                                     December 31,
                                                                 2002                2001                2002
                                                           ----------------  --------------------  ----------------
Cash flows from operating activities:
   Net loss                                                $      (252,541)  $          (469,904)  $    (4,010,762)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation                                                  1,674                 1,674             5,022
       Common stock issued for services                             80,000               585,600           665,600
       (Increase) decrease in operating assets:
         Inventories                                                     -                     -          (357,970)
         Prepaid expenses                                                -                49,964                 -
         Patent                                                     (1,576)              (26,965)          (79,774)
         Production development costs                           (1,576,857)           (1,178,842)       (5,506,213)
         Other assets                                                  (50)               (8,856)          (46,961)
       Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses                   1,225,829                71,899         1,415,323
         Accrued interest payable                                   67,217                51,281           146,950
                                                           ----------------  --------------------  ----------------
           Net cash used in operating activities                  (456,304)             (924,149)       (7,768,785)
                                                           ----------------  --------------------  ----------------

Cash flows from investing activities:
   Capital expenditures for property and equipment                 (31,287)             (127,053)       (4,155,202)
                                                           ----------------  --------------------  ----------------
           Net cash used in investing activities                   (31,287)             (127,053)       (4,155,202)
                                                           ----------------  --------------------  ----------------

Cash flows from financing activities:
   Proceeds from issuance of stock                                 349,653             1,110,107        10,884,577
   Proceeds from long-term debt                                    265,000                     -           782,695
   Net borrowings (repayment) of loans from shareholders           137,880              (112,053)          521,727
                                                           ----------------  --------------------  ----------------
           Net cash provided by financing activities               752,533               998,054        12,188,999
                                                           ----------------  --------------------  ----------------

           Net increase (decrease) in cash                         264,942               (53,148)          265,012

Cash at beginning of year                                               70                53,218                 -
                                                           ----------------  --------------------  ----------------
Cash at end of year                                        $       265,012   $                70   $       265,012
                                                           ================  ====================  ================

See accompanying notes to consolidated financial statements.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION,  OWNERSHIP  AND  BUSINESS

     Calypso Wireless, Inc. (the "Company" or "Calypso"), formerly Kleer-Vu Industries, Inc. (Kleer-Vu), was incorporated in the State of Delaware on March 22, 1983 (see note 2). It's wholly-owned subsidiary, Industria de Telecomunicaciones Americanas ATEL, S.A. (American Telecom Industries ATEL, S.A.) was incorporated in 1997 under the Laws of the Republic of Costa
     Rica. The Company operates as a holding company with one wholly owned subsidiary.

     Calypso Wireless, Inc. is a development stage company. The Company is a developer and supplier of real-time video cellular phones and telecommunications infrastructure software. The Company's core business focuses on the development of smart real-time video cellular phones and wireless devices, which through Calypso's ASNAP(TM) unique switching technology provides greater bandwidth seamlessly integrate the existing cellular networks and Internet IP-based telecommunications networks without having to replace the existing infrastructure. The Company's research and development facility in located Miami Lakes, Florida.

     During 2001, the Company subsidiary relocated its machinery and equipment from facilities leased in Costa Rica to a plant owned by Selectron, S.A., which is domiciled in Nicaragua, Central America. In July 2002, the
     Company's subsidiary negotiated a contract manufacturing agreement with Selectron, S.A. to manufacture products developed by the Company.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, American Telecom Industries ATEL, S.A. All significant intercompany transactions and balances have been eliminated in consolidation.

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

     INTANGIBLE  ASSETS

     SFAS No. 142 eliminates the amortization of goodwill, and requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. The Company adopted SFAS No. 142 effective January 1, 2002. Patents will be amortized over a straight-line basis over 5 to 17 years, with the balance evaluated for recoverability at each balance sheet date. Capitalized product development costs will be amortized on a product-by-product basis, with the costs evaluated for recoverability at each balance sheet date.

     IMPAIRMENT  OF  LONG-LIVED  ASSETS

     Realization of long-lived assets, including goodwill, is periodically assessed by the management of the Company. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. In management's opinion, there is no impairment of such assets at December 31, 2002.

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

     ADVERTISING  COSTS

     The cost of advertising is expensed as incurred.

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

     STOCK-BASED  COMPENSATION

     The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations and to elect the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

     NEW  STANDARDS  IMPLEMENTED

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

(2)  BUSINESS  COMBINATION

     The Company is a result of a business combination on October 4, 2002, between Kleer-Vu Industries, Inc., a public shell company, and Calypso Wireless, Inc., a privately held development stage company incorporated in the State of Florida in 1998. Kleer-Vu acquired all of the outstanding capital stock of Calypso Wireless, Inc. by issuing 90,000,000 shares of its restricted common stock. For accounting purposes, however, the acquisition has been treated as the recapitalization of Calypso Wireless, Inc. with Calypso Wireless, Inc. deemed the acquirer of Kleer-Vu in a reverse merger. At the conclusion of the merger, Calypso Wireless, Inc. stockholders held 99.8% of the combined company. As a reverse merger, the historical operating results prior to the acquisition are those of Calypso Wireless, Inc. (the private company) and only the operations of Kleer-Vu after the acquisition. In addition, Kleer-Vu formerly changed its name to Calypso Wireless, Inc. Kleer-Vu had no assets, $3,838 of liabilities at October 4, 2002, and no revenues or expenses for the years ended December 31, 2001 and 2000, and the period from January 1, 2002 through October 4, 2002. Therefore, proforma financial statements would be the same as those presented for Calypso Wireless, Inc.

(3)  INVENTORIES

     Inventories consisted of raw materials at December 31, 2002 and 2001, and were located at the Selectron, S.A. plant in Managua, Nicaragua.

(4)  PROPERTY  AND  EQUIPMENT

     Major classes of property and equipment together with their estimated useful lives, consisted of the following:

                                                          December 31
                                                --------------------------------
                                         Years       2002             2001
                                         -----  ---------------  ---------------
         Machinery and equipment          5-15  $    3,405,952   $    3,374,665
         Laboratory equipment             5-15         715,778          715,778
         Office furniture and equipment    5            33,472           33,472
                                                ---------------  ---------------
                                                     4,155,202        4,123,915
         Less accumulated depreciation           (       5,022)   (       3,348)
                                                ---------------  ---------------
         Net property and equipment             $    4,150,180   $    4,120,567
                                                ===============  ===============

     The machinery and equipment for production of the products have not been place in service; therefore, depreciation is being computed on the office furniture and equipment only.

(5)  PRODUCT  DEVELOPMENT  COSTS

     Product development costs represents capitalized costs incurred in the development of the cellular phones and telecommunications infrastructure software. The Company began capitalizing this cost once technological feasibility had been established during the first quarter of 1999. All costs incurred prior to establishment of technological feasibility were expensed as research and development expenses. The Company will begin amortizing this cost once the products are available for general release to customers.

(6)  LONG-TERM  DEBT

     Long-term debt represents a revolving line of credit agreement with a financial institution, which allows the Company's subsidiary to borrow up to $1,500,000 through December 31, 2003. The note bears interest at 10% per annum, with principal and accrued interest due at December 31, 2003. The note is secured by a person guarantee of the Company's Chief Executive Officer.

(7)  CAPITAL  STOCK

     The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 100,135,242 were issued and outstanding as of December 31, 2002.

(8)  INCOME  TAXES

     A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended December 31, are as follows:

                                                                   December 31
                                                              ---------------------
                                                                2002        2001
                                                              ---------  ----------
        Tax expense/(benefit) computed at statutory rate for
           continuing operations                              $(86,034)  $(159,767)
        Tax (benefit) of operating loss carryforwards           86,034     159,767
                                                              ---------  ----------
        Tax expense/(benefit) for continuing operations       $      -   $       -
                                                              =========  ==========

     The Company has current net operating loss carryforwards in excess of $1,300,000 as of December 31, 2002, to offset future taxable income, which expire 2021.

     Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

                                     December 31
                             -------------------------
                                 2002          2001
                             ------------  ------------
   Deferred tax assets:
     Net operating loss      $ 1,363,829   $1,,277,795
                             ------------  ------------

     Total deferred tax asset  1,363,829     1,277,795

     Valuation allowance      (1,363,829)   (1,277,795)
                             ------------  ------------
     Net deferred asset      $         -   $         -
                             ============  ============

     At December 31, 2002, the Company provided a 100% valuation allowance for the deferred tax asset because given the volatility of the current economic climate, it could not be determined whether it was more likely than not that the deferred tax asset would be realized.

(9)  LEASE  AGREEMENTS

     In July 2002, American Telecom Industries ATEL, S.A. negotiated a contract manufacturing agreement with Selectron, S.A. Significant terms of the agreement are as follows:

          - The agreement is effective for five years, and may be renewed by mutual agreement of the parties.

          - Once the products manufacturing process has commenced, Selectron, S. A. shall pay monthly rent in the amount of $10,000 for the use of machinery. Payments will take into consideration credits applied to the amount invoiced by Selectron, S. A. for assembly.

          - The Selectron, S. A. is required to provide adequate and regular maintenance to leased machinery and equipment and to make payments or apply credits to the lessor in a timely manner.

The Company leases office space under a noncancellable-operating lease, which expires in August 2003. Future minimum lease under this operating lease is as follows:

                       Year
                    December 31,                       Amount
                    ------------                     ---------

                        2003                         $  19,307
                                                     =========

(10) OPERATIONAL  STATUS

     The Company is a development stage corporation. Successful development and marketing of the Company's products and the procurement of additional financing is necessary for the Company to continue as a going concern.

     The Company signed an investment banking agreement with a Houston-based investment banking firm focusing telecommunications, to assist the Company with raising of capital through the placement of its debt, equity or other securities with individual, financial and/or strategic investors.

     In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company and the success of raising additional capital through debt and/or equity financing. Management believes that actions presently being taken to obtain additional debt and/or equity financing will provide the opportunity to continue as a going concern.

(11) CONTRACT

     The Company signed a three-year $500 million contract with a major telecommunication carrier to deliver its smart real-time video cellular phones, and is currently negotiating additional procurement agreements to deliver the cellular phones. The Company expects to begin shipping the cellular phones during the fourth quarter of 2003.