Form 10QSB
period 2003-03-31
CALYPSO WIRELESS INC
filed 2003-07-18
CIK 719729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-QSB

   (Mark one)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1994

                For the transition period from _______ to _______

                         Commission File Number: 1-8497

                             CALYPSO WIRELESS, INC.
                             ----------------------

        (Exact name of small business issuer as specified in its charter)

                 Delaware                                  13-5671924
                 --------                                  ----------

(State or Other Jurisdiction of Incorporation) (IRS Employer Identification No.)


              5979 N.W. 151st Street                        33014
              ----------------------                        -----

    (Address of Principal Executive Offices)              (Zip Code)


                                 (305) 828-1483
                                 --------------

                           (Issuer's telephone number)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of the issuer's common equity outstanding as of the latest practicable date: 104,335,242 as of March 31, 2003

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements                                                         4
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                                           9
Item 3. Controls and Procedures                                                     10

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings                                                           11
Item 2. Changes in Securities                                                       11
Item 3. Default Upon Senior Securities                                              11
Item 4. Submission of Matters to a Vote of Security Holders                         11
Item 5. Other Information                                                           11
Item 6. Exhibits and Reports on Form 8-K                                            12

R. E. BASSIE & CO.
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------

                                               6776 Southwest Freeway, Suite 580

                                                       Houston, Texas 77074-2115

                                         Tel: (713) 266-0691 Fax: (713) 266-0692

                                                        E-Mail: Rebassie@aol.com

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------

The Board of Directors and Stockholders

Calypso Wireless, Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Calypso Wireless, Inc. and subsidiary as of March 31, 2003, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Corporation's management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Calypso Wireless, Inc. and subsidiary as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated June 2, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ R. E. Bassie & Co.


Houston, Texas

June 20, 2003

                            CALYPSO WIRELESS, INC. AND SUBSIDIARY
                                (A Development Stage Company)

                                 CONSOLIDATED BALANCE SHEETS

                             March 31, 2003 and December 31, 2002
                  (Unaudited - see accompanying accountants' review report)


                                        Assets                         2003          2002
                                        ------                     ------------  ------------
                                                                                  (Audited)
Current assets
  Cash                                                             $   250,162   $   265,012
  Prepaid expenses                                                     328,000             -
  Inventories                                                          357,970       357,970
                                                                   --------------------------
    Total current assets                                               936,132       622,982
                                                                   --------------------------
Property and equipment, net of accumulated depreciation              4,149,761     4,150,180
Patent                                                                  79,774        79,774
Product development costs                                            5,969,808     5,506,213
Other assets                                                            46,961        46,961
                                                                   --------------------------
    Total assets                                                   $11,182,436   $10,406,110
                                                                   ==========================

                            Liabilities and Stockholders' Equity
                            ------------------------------------

Liabilities:
  Accounts payable and accrued expenses                                155,424     1,415,323
  Advances from customers                                              113,400             -
  Accrued interest payable                                             159,892       146,950
  Loans payable to shareholders                                        516,727       521,727
  Current installments of long-term debt                               782,695       782,695
                                                                   --------------------------
    Total liabilities - current                                      1,728,138     2,866,695
                                                                   --------------------------
Stockholders' equity:
  Common stock, $.001 par value.  Authorized 200,000,000 shares:
    104,335,242 shares issued and outstanding at
    March 31, 2003,
    100,135,242 shares issued and outstanding at
    December 31, 2002                                                  104,335       100,135

  Additional paid-in capital                                        13,645,842    11,450,042

  Deficit accumulated during the development stage                  (4,295,879)   (4,010,762)
                                                                   --------------------------

    Total stockholders' equity                                       9,454,298     7,539,415
Commitments
                                                                   --------------------------
    Total liabilities and stockholders' equity                     $11,182,436   $10,406,110
                                                                   ==========================

See accompanying notes to consolidated financial statements.

                          CALYPSO WIRELESS, INC. AND SUBSIDIARY
                              (A Development Stage Company)

                          CONSOLIDATED STATEMENTS OF OPERATIONS

                        Three months ended March 31, 2003 and 2002
                (Unaudited - see accompanying accountants' review report)


                                                                          For the period
                                                                          from December
                                                                          1,1997(date of
                                                                          inception)
                                                                          through March
                                                                          31,

                                          2003              2002          2003
                                          ----------------  ------------  ---------------

Revenues                                  $             -   $         -   $            -
Cost of goods sold                                      -             -                -
                                          -----------------------------------------------
   Gross profit                                         -             -                -
                                          -----------------------------------------------

Operating expenses:
   Research and development                             -             -        3,202,249
   General and administrative expenses            271,756        59,899          947,632
   Interest expense                                12,942        16,804          140,557
   Depreciation                                       419           419            5,441
                                          -----------------------------------------------
   Total operating expenses                       285,117        77,122        4,295,879
                                          -----------------------------------------------

   Net loss before income taxes                  (285,117)      (77,122)      (4,295,879)

Provision for income taxes                              -             -                -

                                          -----------------------------------------------

   Net loss                               $      (285,117)  $   (77,122)  $   (4,295,879)
                                          ===============================================

Net loss per share - basic and diluted    $         (0.00)  $     (0.00)
                                          ==============================

Weighted average common shares                103,002,242    90,135,242
                                          ==============================

See accompanying notes to consolidated financial statements.

                             CALYPSO WIRELESS, INC. AND SUBSIDIARY
                                 (A Development Stage Company)

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Three months ended March 31, 2003 and 2002
                   (Unaudited - see accompanying accountants' review report)


                                                                                   For the period
                                                                                   from December
                                                                                   1,1997(date of
                                                                                   inception)
                                                                                   through March
                                                                                   31,

                                                     2003              2002        2003
                                                     ----------------  ----------  ------------
Cash flows from operating activities:
Net loss                                             $      (285,117)  $ (77,122)  $(4,295,879)
Adjustments to reconcile loss to net cash used in
   operating activities:
   Depreciation                                                  419         419         5,441
   Common stock issued for services                        2,200,000           -     2,865,600
   (Increase) decrease in operating assets:
     Prepaid expenses                                       (328,000)          -      (328,000)
     Inventories                                                   -                  (357,970)
     Patent                                                        -      (1,576)      (79,774)
     Product development costs                              (463,595)   (568,715)   (5,969,808)
     Other assets                                                  -         (50)      (46,961)
   Increase (decrease) in operating liabilities:
     Accounts payable and accrued
     expenses                                             (1,259,899)    348,046       155,424
     Advances from customers                                 113,400           -       113,400
     Accrued interest payable                                 12,942      16,804       159,892
                                                     ------------------------------------------
       Net cash used in operating
      activities                                              (9,850)   (282,194)   (7,778,635)
                                                     ------------------------------------------

Cash flows from investing activities:
Purchase of property and equipment                                 -     (31,287)   (4,155,202)
                                                     ------------------------------------------
       Net cash used in investing
      activities                                                   -     (31,287)   (4,155,202)
                                                     ------------------------------------------

Cash flows from financing activities:
Proceeds from the sale of common shares                            -     220,663    10,884,577
Proceeds from long-term debt                                       -     265,000       782,695
Net borrowings (repayment) of loans from
shareholders                                                  (5,000)    137,880       516,727
                                                     ------------------------------------------
       Net cash provided by (used in)
      financing activities                                    (5,000)    623,543    12,183,999
                                                     ------------------------------------------

       Net increase (decrease) in
      cash                                                   (14,850)    310,062       250,162

Cash at beginning of year                                    265,012          70             -
                                                     ------------------------------------------
Cash at end of period                                $       250,162   $ 310,132   $   250,162
                                                     ==========================================

See accompanying notes to consolidated financial statements.

                      CALYPSO WIRELESS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements

(1)  GENERAL

     Calypso Wireless, Inc. (the "Company" or "CLYW"), formerly Kleer-Vu Industries, Inc., operates as a holding company with one wholly owned subsidiary, Industria de Telecomunicaciones Americanas ATEL, S.A. (American Telecom Industries ATEL, S.A.), a Republic of Costa Rica corporation.

      The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2003 are not indicative of the results that may be expected for the year ending December 31, 2003.

     Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING  STATEMENTS;  MARKET  DATA

As used in this Quarterly Report, the terms "we", "us", "our" "CLYW" and the "Company" means Calypso Wireless, Inc., a Delaware corporation, and it's subsidiary. To the extent that we make any forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. Our forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Generally, forward-looking statements include phrases with words such as "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

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

To date, the Company has not generated any revenues. However, the Company's investors have contributed over $10.9 million in cash and approximately $700,000 in services in consideration for the issuance of stock. The Company needs an additional $5 to 7 million to complete the process and began shipment of the products.

The Company signed a three-year $500 million contract with a major telecommunication carrier (China Telecom) to deliver its smart real-time video cellular phones, and is currently negotiating additional procurement agreements to deliver the cellular phones. The Company expects to begin shipping of its products during the fourth quarter of 2003.

The Company has a $1.5 million revolving credit facility with InterCapital, with $782,695 outstanding as of March 31, 2003. The Company signed a one-year $5.2 million contract with CGE Distributors Corp. to deliver its smart real-time video cellular phones and WLAN Access Point, on this agreement the customer has agreed to deliver an initial down payment of $2.4 million. The Company is currently negotiating debt and/or equity financing arrangements to provide an alternative source for its future capital needs. However, there can be no assurance that sufficient cash will be available as needed to fully execute the Company's business plans.

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

RESEARCH  AND  DEVELOPMENT

As noted above, the Company research and development activities were completed during the first quarter of 1999, when the technological feasibility of the products was established. The Company has expended a total of $9.7 million on research and development and development of the products to its current stage.

EMPLOYEES

The Company currently has approximately 64 employees. The Company estimates that an additional 28 employees will be hired over the next nine months.

OFF-BALANCE  SHEET  ARRANGEMENTS

The Company had no off-balance sheet arrangements for the three-month period ended March 31, 2003.

THREE MONTHS ENDED MARCH 31, 2003, COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

To date, the Company has not generated any revenues.

Liquidity and Capital Resources

Total assets at March 31, 2003 and December 31, 2002, were $11,182,436 and $10,406,110, respectively. Total liabilities at March 31, 2003 were $1,728,138 compared to $2,866,695 at December 31, 2002. At March 31, 2003, consolidated working capital was a negative $792,006 as compared to negative working capital of $2,243,713 at December 31, 2002.

The Company's consolidated cash position at March 31, 2003 was $250,162 compared to $265,012 at December 31, 2002.

For the three month period ended March 31, 2003, CLYW used $9,850 in its operating activities compared to net cash used in operating activities of $282,194 during the same period of the prior year. We had net cash used in investing activities of $0 during the three-month period ended March 31, 2003, compared to net cash used in investing activities of $31,287 during the same period of the prior year. Financing activities consumed $5,000 primarily due to repayment of loans to shareholders, as compared to $623,543 provided during the comparable period of the prior year.

ITEM  3.  CONTROLS  AND  PROCEDURES

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

                            PART II OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

On March 7, 2003 the Company filed suit in the court of the 11th Judicial Circuit in Miami-Dade County Circuit Court against Nicolas Armelino, Luis De Gracia, Gabriel Marquinez, seeking an injunction directing the return and cancellation of 3,333,333 shares issued to each of them for failure to provide consulting services under terms of their respective consulting agreements. The shares had been issued and the consulting agreements executed on behalf of the Company by Patrick Lannen, who was President, Chief Executive Officer and sole director of the Company during the period immediately following the reverse merger of Kleer Vu with Calypso Wireless, Inc. on October 4, 2002 until February 17, 2003, when he was terminated as President of the Company (Carlos H. Mendoza was elected to the positions of Chairman of the Board and Chief Executive Officer effective December 13, 2002). To our knowledge, the consultants have never provided any services of any kind to or for the benefit of the Company, and we have been unable to contact any of the consultants. The Company is currently conducting an investigation and, depending upon the results of that investigation, may elect to take additional legal action against other persons.

ITEM 2. CHANGES IN SECURITIES

The Company did not issue any unregistered securities during the three months ended March 31, 2003.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended March 31, 2003.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are to be filed or incorporated by reference as part of the Quarterly Report:

Exhibits - None.



(b) Current Report on Form 8-K/A, Items 4, 5 and 6, filed on January 28, 2003, SEC File No. 1-8497, was filed during the three months ended March 31, 2003.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPSO  WIRELESS,  INC.

By:  /s/  David  Davila                              Date:  July 3, 2003
     ------------------
     David Davila
     Chief Executive Officer, and
     President


By:  /s/  Winfred  Fields                            Date:  July 3, 2003
     --------------------
     Winfred Fields
     Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
---------
By:  /s/  Winfred  Fields                            Date:  July 3, 2003
     ------------------------
Winfred  Fields
Chief Financial Officer

By:  /s/  Ricardo  Alvarez                           Date:  July 3, 2003
     ------------------------
Ricardo  Alvarez
Director

By:  /s/  Carlos  H.  Mendoza                        Date:  July 3, 2003
     ------------------------
Carlos H. Mendoza
Chairman

                                 CERTIFICATIONS

I, David Davila, Chief Executive Officer of Calypso Wireless, Inc. (the "Company"), certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of the Company;

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

Date: July 3, 2003

      By:/s/  David  Davila
         ------------------
         David  Davila
         President and Chief Executive Officer

                                 CERTIFICATIONS

I,  Winfred  Fields,  Chief  Financial  Officer  of  Calypso Wireless, Inc. (the
"Company"),  certify  that:

1.  I have reviewed this quarterly report on Form 10-QSB of the Company;

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

Date: July 3, 2003

      By:/s/  Winfred  Fields
         --------------------
         Winfred  Fields
         Chief  Financial  Officer

Certification Pursuant to 18 U.S.C. Sec. 1350
(Section 906 of Sarbanes-Oxley Act of 2002)

Calypso Wireless, Inc.

In connection with the Annual Report of Calypso Wireless, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Davila, President and Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  July 3, 2003

                                   /s/  David  Davila
                                   ------------------
                                   David Davila, President and
Chief  Executive  Officer

Certification Pursuant to 18 U.S.C. Sec. 1350
(Section 906 of Sarbanes-Oxley Act of 2002)
*
Calypso  Wireless,  Inc.
In connection with the Annual Report of Calypso Wireless, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Winfred Fields, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  July 3, 2003

                                   /s/  Winfred Fields
                                   -------------------
                                   Winfred Fields, Chief Financial
                                   Officer