Form 10QSB
period 2003-06-30
CALYPSO WIRELESS INC
filed 2003-07-25
CIK 719729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   (Mark one)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2003

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1994

                For the transition period from _______ to _______

                         Commission File Number: 1-8497

                             CALYPSO WIRELESS, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                    13-5671924
               --------                                    ----------
     (State or Other Jurisdiction)                       (IRS Employer
          of Incorporation                             Identification No.)

         5979 N.W. 151st Street                               33014
         ---------------------                                -----
   (Address of Principal Executive Offices)                 (Zip Code)

                                 (305) 828-1483
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [ ] No [X ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS
State the number of shares outstanding of the issuer's common equity outstanding as of the latest practicable date: 104,335,242 as of June 30, 2003

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

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------

The Board of Directors and Stockholders

Calypso Wireless, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Calypso Wireless, Inc. and subsidiary as of June 30, 2003, and the related condensed consolidated statements of operations and cash flows for the three and six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Corporation's management.

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

Houston, Texas
July 16, 2003

                                CALYPSO WIRELESS, INC. AND SUBSIDIARY
                                    (A Development Stage Company)

                                     CONSOLIDATED BALANCE SHEETS

                                 June 30, 2003 and December 31, 2002
                      (Unaudited - see accompanying accountants' review report)


                                                                        June 30,       December 31,
                                         Assets                           2003             2002
                                         ------                      ---------------  ---------------
                                                                                        (Audited)
Current assets:
  Cash                                                               $      274,266   $      265,012
  Prepaid expenses                                                          359,667                -
  Inventories                                                               357,970          357,970
                                                                     ---------------  ---------------
    Total current assets                                                    991,903          622,982
                                                                     ---------------  ---------------

Property and equipment, net of accumulated depreciation                   4,149,342        4,150,180

Patent                                                                       79,774           79,774
Product development costs                                                 6,341,600        5,506,213
Other assets                                                                 46,961           46,961
                                                                     ---------------  ---------------
    Total assets                                                     $   11,609,580   $   10,406,110
                                                                     ===============  ===============

                          Liabilities and Stockholders' Equity
                          -------------------------------------

Liabilities:
  Accounts payable and accrued expenses                                     670,012        1,415,323
  Advances from customers                                                   253,867                -
  Accrued interest payable                                                  172,834          146,950
  Loans payable to shareholders                                             516,727          521,727
  Current installments of long-term debt                                    782,695          782,695
                                                                     ---------------  ---------------
    Total liabilities - current                                           2,396,135        2,866,695
                                                                     ---------------  ---------------

Stockholders' equity:
  Common stock, $.001 par value.  Authorized 200,000,000 shares:
    104,335,242 shares issued and outstanding at June 30, 2003,
    100,135,242 shares issued and outstanding at December 31, 2002          104,335          100,135
  Additional paid-in capital                                             13,645,842       11,450,042
  Deficit accumulated during the development stage                       (4,536,732)      (4,010,762)
                                                                     ---------------  ---------------
    Total stockholders' equity                                            9,213,445        7,539,415

Commitments

    Total liabilities and stockholders' equity                       $   11,609,580   $   10,406,110
                                                                     ===============  ===============

See accompanying notes to consolidated financial statements.

                                        CALYPSO WIRELESS, INC. AND SUBSIDIARY
                                            (A Development Stage Company)

                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                  Three and six months ended June 30, 2003 and 2002
                              (Unaudited - see accompanying accountants' review report)


                                                                                                      For the period
                                                                                                           from
                                                                                                        December 1,
                                                                                                           1997
                                                                                                         (date of
                                                                                                        inception)
                                          Three months ended June 30,       Six months ended June 30,     through
                                         ------------------------------  -----------------------------    June 30,
                                              2003            2002            2003           2002           2003
                                         --------------  --------------  -------------  --------------  -------------
 Revenues                                $           -   $           -   $           -   $          -              -
 Cost of goods sold                                  -               -               -              -              -
                                         --------------  --------------  --------------  -------------  -------------
     Gross profit                                    -               -               -              -              -
                                         --------------  --------------  --------------  -------------  -------------

 Operating expenses:
   Research and development                          -               -               -              -      3,202,249
   General and administrative expenses         227,492          23,053         499,248         82,952      1,175,124
   Interest expense                             12,942          16,804          25,884         33,608        153,499
   Depreciation                                    419             419             838            838          5,860
                                         --------------  --------------  --------------  -------------  -------------
     Total operating expenses                  240,853          40,276         525,970        117,398      4,536,732
                                         --------------  --------------  --------------  -------------  -------------

     Net loss before income taxes             (240,853)        (40,276)       (525,970)      (117,398)    (4,536,732)

 Provision for income taxes                          -               -               -              -              -

                                         --------------  --------------  --------------  -------------  -------------
     Net loss                            $    (240,853)  $     (40,276)  $    (525,970)  $   (117,398)  $ (4,536,732)
                                         ==============  ==============  ==============  =============  =============


 Net loss per share - basic and diluted  $       (0.00)  $       (0.00)  $       (0.01)  $      (0.00)
                                         ==============  ==============  ==============  =============

 Weighted average common shares            104,335,242      90,135,242     102,923,242     90,135,242
                                         ==============  ==============  ==============  =============

See accompanying notes to consolidated financial statements.

                                        CALYPSO WIRELESS, INC. AND SUBSIDIARY
                                            (A Development Stage Company)

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       Six months ended June 30, 2003 and 2002
                              (Unaudited - see accompanying accountants' review report)


                                                                                                     For the period
                                                                                                         from
                                                                                                       December 1,
                                                                                                         1997
                                                                                                       (date of
                                                                                                       inception)
                                                                                                        through
                                                                              June 30,                  June 30,
                                                                       2003             2002              2003
                                                                  ---------------  ---------------  -----------------
 Cash flows from operating activities:
   Net loss                                                       $     (525,970)  $     (117,398)  $     (4,536,732)
   Adjustments to reconcile loss to net cash provided by
     (used in) operating activities:
       Depreciation                                                          838              838              5,860
       Common stock issued for services                                  200,000                -            865,600
       Common stock issued for retirement of liabilities               2,000,000                -          2,000,000
       (Increase) decrease in operating assets:
         Prepaid expenses                                               (359,667)               -           (359,667)
         Inventories                                                           -                -           (357,970)
         Patent                                                                -           (1,576)           (79,774)
         Product development costs                                      (835,387)        (654,116)        (6,341,600)
         Other assets                                                          -              (50)           (46,961)
       Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses                          (745,311)         408,046            670,012
         Advances from customers                                         253,867                -            253,867
         Accrued interest payable                                         25,884           33,608            172,834
                                                                  ---------------  ---------------  -----------------
             Net cash provided by (used in) operating activities          14,254         (330,648)        (7,754,531)
                                                                  ---------------  ---------------  -----------------

 Cash flows from investing activities:
   Purchase of property and equipment                                          -          (31,287)        (4,155,202)
                                                                  ---------------  ---------------  -----------------
             Net cash used in investing activities                             -          (31,287)        (4,155,202)
                                                                  ---------------  ---------------  -----------------

 Cash flows from financing activities:
   Proceeds from the sale of common shares                                     -          220,663         10,884,577
   Proceeds from long-term debt                                                -          265,000            782,695
   Net borrowings (repayment) of loans from shareholders                  (5,000)         137,880            516,727
                                                                  ---------------  ---------------  -----------------
             Net cash provided by (used in) financing activities          (5,000)         623,543         12,183,999
                                                                  ---------------  ---------------  -----------------

             Net increase in cash                                          9,254          261,608            274,266

 Cash at beginning of year                                               265,012               70                  -
                                                                  ---------------  ---------------  -----------------
 Cash at end of period                                            $      274,266   $      261,678   $        274,266
                                                                  ===============  ===============  =================

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

     The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.
     Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2003 are not indicative of the results that may be expected for the year ending December 31, 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

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

OVERVIEW

The company has been in the development stage since inception of its wholly owned subsidiary; Industria de Telecomunicaciones Americanas ATEL, S.A. (American Telecom Industries ATEL, S.A.) was incorporated in 1997 under the Laws of the Republic of Costa Rica. American Telecom Industries ATEL, S.A. began its research and development activities in 1997. To date, the Company subsidiary has expended over $3.2 million on research and development of the Company's products. In January 1999, the Company engineers determined that the products were technologically feasible. Subsequent to the determination of technological feasibility, the Company has expended approximately $6 million to develop the product to its current stage, with approximately three additional months of work necessary before the Company will be ready to begin shipping the products.

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

The Company has a $1.5 million revolving credit facility with InterCapital, with $782,695 outstanding as of June 30, 2003. The Company signed a one-year $5.2 million contract with CGE Distributors Corp. to deliver its smart real-time video cellular phones and WLAN Access Point, on this agreement the customer has agreed to deliver an initial down payment of $2.4 million. The Company is currently negotiating debt and/or equity financing arrangements to provide an alternative source for its future capital needs. However, there can be no assurance that sufficient cash will be available as needed to fully execute the Company's business plans.

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

OFF-BALANCE  SHEET  ARRANGEMENTS

The Company had no off-balance sheet arrangements for the three-month period ended June 30, 2003.

SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2003, COMPARED TO SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2002

To  date,  the  Company  has  not  generated  any  revenues.

Liquidity  and  Capital  Resources

Total assets at June 30, 2003 and December 31, 2002, were $11,609,580 and $10,406,110, respectively. Total liabilities at June 30, 2003 were $2,396,135 compared to $2,866,695 at December 31, 2002. At June 30, 2003, consolidated working capital was a negative $1,404,232 as compared to negative working capital of $2,243,713 at December 31, 2002.

The Company's consolidated cash position at June 30, 2003 was $274,266 compared to $265,012 at December 31, 2002.

For the six month period ended June 30, 2003, CLYW provided $14,254 in its operating activities compared to net cash used in operating activities of $330,648 during the same period of the prior year. We had net cash used in investing activities of $0 during the six-month period ended June 30, 2003, compared to net cash used in investing activities of $31,287 during the same period of the prior year. Financing activities consumed $5,000 primarily due to repayment of loans to shareholders, as compared to $623,543 provided during the comparable period of the prior year.

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

                            PART II OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

On March 7, 2003 the Company filed suit in the 11th Judicial Circuit in Miami-Dade County Circuit Court, Florida, against Nicolas Armelino, Luis De Gracia, Gabriel Marquinez, as defendants, seeking certain court order relief which included an injunction prohibiting the further transfer and cancellation of approximately 3,333,333 shares issued to each of these individuals based upon information that the consulting services were not performed in accordance with the terms and conditions of their respective consulting agreements. The shares were issued pursuant to consulting agreements executed on behalf of the Company by Patrick Lannen, who was President, Chief Executive Officer and sole director of the Company during the period immediately following the reverse merger of Kleer Vu with Calypso Wireless, Inc. on October 4, 2002. After that time, effective December 13, 2002, Carlos H. Mendoza was elected to the positions of Chairman of the Board and Chief Executive Officer. Due to the early stages of the litigation, no assessment of the actual outcome of the litigation can be made by the Company at this time. The Company is currently attempting to complete its evaluation of potential resolutions to the litigation in order to avoid any uncertainty related to the final outcome.

ITEM  2.  CHANGES  IN  SECURITIES

The Company did not issue any unregistered securities during the three months ended June 30, 2003.

ITEM  3.  DEFAULT  UPON  SENIOR  SECURITIES

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matter was submitted to a vote of security holders during the quarter ended June 30, 2003.

ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

The following exhibits are to be filed or incorporated by reference as part of the Quarterly Report:

Exhibits - None.

(b)  Reports on Form 8-K. - None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPSO  WIRELESS,  INC.

By:  /s/  David  Davila                           Date:  July 22, 2003
     -----------------------
     David  Davila
     Chief Executive Officer, and
     President


By:  /s/  Winfred  Fields                         Date:  July 22, 2003
     -----------------------
     Winfred  Fields
     Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
---------

By:  /s/  Winfred  Fields                         Date:  July 22, 2003
     -----------------------
Winfred  Fields
Chief  Financial  Officer

By:  /s/  Ricardo  Alvarez                        Date:  July 22, 2003
     -----------------------
Ricardo  Alvarez
Director

By:  /s/  Carlos H. Mendoza                       Date:  July 22, 2003
     -----------------------
Carlos  H.  Mendoza
Chairman

                                 CERTIFICATIONS

I, David Davila, Chief Executive Officer of Calypso Wireless, Inc. (the "Company"), certify that:

1.  I  have  reviewed  this  quarterly  report  on  Form  10-QSB of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 22, 2003

       By:/s/  David  Davila
          -------------------------------------
          David  Davila
          President and Chief Executive Officer

                                 CERTIFICATIONS

I,  Winfred  Fields,  Chief  Financial  Officer  of  Calypso Wireless, Inc. (the
"Company"),  certify  that:

1.  I  have  reviewed  this  quarterly  report  on  Form  10-QSB of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July  22,  2003

       By:/s/  Winfred  Fields
          -------------------------------------
          Winfred  Fields
          Chief  Financial  Officer

Certification Pursuant to 18 U.S.C. Sec. 1350
(Section 906 of Sarbanes-Oxley Act of 2002)

Calypso Wireless, Inc.

In connection with the Quarterly Report of Calypso Wireless, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Davila, President and Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  July 22, 2003

                                   /s/  David  Davila
                                   ---------------------------
                                   David Davila, President and
                                   Chief  Executive  Officer


Certification  Pursuant  to  18  U.S.C.  Sec.  1350
(Section  906  of  Sarbanes-Oxley  Act  of  2002)
*
Calypso  Wireless,  Inc.

In connection with the Quarterly Report of Calypso Wireless, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Winfred Fields, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  July 22, 2003
                                   /s/  Winfred  Fields
                                   ---------------------------
                                   Winfred Fields, Chief Financial
                                   Officer