Form 10QSB
period 2003-09-30
CALYPSO WIRELESS INC
filed 2003-12-01
CIK 719729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1994

                For the transition period from _______ to _______


                         Commission File Number: 1-8497


                             CALYPSO WIRELESS, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)


                 Delaware                                 13-5671924
                 --------                                 ----------
      (State or Other Jurisdiction             (IRS Employer Identification No.)
            of Incorporation)


          5753 N.W. 158th Street                            33014
          ----------------------                            -----
  (Address of Principal Executive Offices)                (Zip Code)


                                 (305) 828-1483
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [ ] No [X ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS
State the number of shares outstanding of the issuer's common equity outstanding as of the latest practicable date: 104,825,242 as of September 30, 2003

                             PART I. FINANCIAL INFORMATION


Item 1. Financial Statements                                                         4
Item 2. Management's Discussion and Analysis of Financial Condition and Results of   9
Operations
Item 3. Controls and Procedures                                                     10


                               PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                           11
Item 2. Changes in Securities                                                       11
Item 3. Default Upon Senior Securities                                              11
Item 4. Submission of Matters to a Vote of Security Holders                         11
Item 5. Other Information                                                           11
Item 6. Exhibits and Reports on Form 8-K                                            12

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------

The Board of Directors and Stockholders
Calypso Wireless, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Calypso Wireless, Inc. and subsidiary as of September 30, 2003, and the related condensed consolidated statements of operations and cash flows for the three and nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Corporation's management.

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

November 18, 2003

                                 CALYPSO WIRELESS, INC. AND SUBSIDIARY
                                     (A Development Stage Company)

                                      CONSOLIDATED BALANCE SHEETS

                                September 30, 2003 and December 31, 2002
                       (Unaudited - see accompanying accountants' review report)


                                                                        September 30,    December 31,
Assets                                                                      2003             2002
                                                                       ---------------  ---------------
                                                                                           (Audited)
Current assets:
  Cash                                                                 $      264,516   $      265,012
  Prepaid expenses                                                             16,667                -
  Inventories                                                                 410,470          357,970
                                                                       ---------------  ---------------
    Total current assets                                                      691,653          622,982
                                                                       ---------------  ---------------

Property and equipment, net of accumulated depreciation                     4,148,923        4,150,180

Patent                                                                         98,060           79,774
Product development costs                                                   6,485,941        5,506,213
Other assets                                                                   56,911           46,961
                                                                       ---------------  ---------------
    Total assets                                                       $   11,481,488   $   10,406,110
                                                                       ===============  ===============

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
  Accounts payable and accrued expenses                                       440,913        1,415,323
  Advances from customers                                                     348,000                -
  Accrued interest payable                                                    179,308          146,950
  Loans payable to shareholders                                               356,727          521,727
  Current installments of long-term debt                                      782,695          782,695
                                                                       ---------------  ---------------
    Total liabilities - current                                             2,107,643        2,866,695
                                                                       ---------------  ---------------

Stockholders' equity:
  Common stock, $.001 par value.  Authorized 200,000,000 shares:
    104,825,242 shares issued and outstanding at September 30, 2003,
    100,135,242 shares issued and outstanding at December 31, 2002            104,825          100,135
  Additional paid-in capital                                               14,147,352       11,450,042
  Deficit accumulated during the development stage                         (4,878,332)      (4,010,762)
                                                                       ---------------  ---------------
    Total stockholders' equity                                              9,373,845        7,539,415

Commitments

    Total liabilities and stockholders' equity                         $   11,481,488   $   10,406,110
                                                                       ===============  ===============

See accompanying notes to consolidated financial statements.

                                     CALYPSO WIRELESS, INC. AND SUBSIDIARY
                                         (A Development Stage Company)

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            Three and nine months ended September 30, 2003 and 2002
                           (Unaudited - see accompanying accountants' review report)


                                                                                               For the period
                                                                                                    from
                                                                                                 December 1,
                                                                                                    1997
                                              Three months                   Nine months          (date of
                                            ended September 30,           ended September 30,     inception)
                                         -------------------------   --------------------------    through
                                                                                                 September 30,
                                              2003         2002           2003         2002          2003
                                         -------------  -----------  -------------  -----------  ------------
 Revenues                                $    395,867   $        -   $    395,867   $        -   $   395,867
 Cost of goods sold                           271,867            -        271,867            -       271,867
                                         -------------  -----------  -------------  -----------  ------------
     Gross profit                             124,000            -        124,000            -       124,000
                                         -------------  -----------  -------------  -----------  ------------

 Operating expenses:
   Research and development                         -            -              -            -     3,202,249
   General and administrative expenses        458,707       58,447        957,955      141,399     1,633,831
   Interest expense                             6,474       16,805         32,358       50,413       159,973
   Depreciation                                   419          419          1,257        1,257         6,279
                                         -------------  -----------  -------------  -----------  ------------
     Total operating expenses                 465,600       75,671        991,570      193,069     5,002,332
                                         -------------  -----------  -------------  -----------  ------------

     Net loss before income taxes            (341,600)     (75,671)      (867,570)    (193,069)   (4,878,332)

 Provision for income taxes                         -            -              -            -             -

     Net loss                            $   (341,600)  $  (75,671)  $   (867,570)  $ (193,069)  $(4,878,332)
                                         =============  ===========  =============  ===========  ============


 Net loss per share - basic and diluted  $      (0.00)  $    (0.00)  $      (0.01)  $    (0.00)
                                         =============  ===========  =============  ===========

 Weighted average common shares           104,658,642   90,135,242    103,813,042   90,135,242
                                         =============  ===========  =============  ===========

See accompanying notes to consolidated financial statements.

                                CALYPSO WIRELESS, INC. AND SUBSIDIARY
                                    (A Development Stage Company)

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Nine months ended September 30, 2003 and 2002
                      (Unaudited - see accompanying accountants' review report)


                                                                                        For the period
                                                                                            from
                                                                                         December 1,
                                                                                            1997
                                                                                          (date of
                                                                                          inception)
                                                                                           through
                                                                       September 30,     September 30,
                                                                     2003        2002        2003
                                                                  ----------  ----------  -----------
 Cash flows from operating activities:
   Net loss                                                       $(867,570)  $(193,069) $(4,878,332)
   Adjustments to reconcile loss to net cash provided by
     (used in) operating activities:
       Depreciation                                                   1,257       1,257        6,279
       Common stock issued for services                           2,702,000           -    3,367,600
       (Increase) decrease in operating assets:
         Prepaid expenses                                           (16,667)        (50)     (16,667)
         Inventories                                                (52,500)          -     (410,470)
         Patent                                                     (18,286)     (1,576)     (98,060)
         Product development costs                                 (979,728)   (678,091)  (6,485,941)
         Other assets                                                (9,950)          -      (56,911)
       Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses                     (974,410)    708,046      440,913
         Advances from customers                                    348,000           -      348,000
         Accrued interest payable                                    32,358      50,413      179,308
                                                                  ----------  ----------  -----------
             Net cash provided by (used in) operating activities    164,504    (113,070)  (7,604,281)
                                                                  ----------  ----------  -----------

 Cash flows from investing activities:
   Purchase of property and equipment                                     -     (31,287)  (4,155,202)
                                                                  ----------  ----------  -----------
             Net cash used in investing activities                        -     (31,287)  (4,155,202)
                                                                  ----------  ----------  -----------

 Cash flows from financing activities:
   Proceeds from the sale of common shares                                -     220,663   10,884,577
   Proceeds from long-term debt                                           -     265,000      782,695
   Net borrowings (repayment) of loans from shareholders           (165,000)   (162,120)     356,727
                                                                  ----------  ----------  -----------
             Net cash provided by (used in) financing activities   (165,000)    323,543   12,023,999
                                                                  ----------  ----------  -----------

             Net increase (decrease) in cash                           (496)    179,186      264,516

 Cash at beginning of year                                          265,012          70            -
                                                                  ----------  ----------  -----------
 Cash at end of period                                            $ 264,516   $ 179,256   $  264,516
                                                                  ==========  ==========  ===========

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

     The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.
     Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 2003 are not indicative of the results that may be expected for the year ending December 31, 2003.

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


(2)  USE  OF  ESTIMATES

     The preparation of financial statements in conformity with U. S. general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(3)  RECENT  ACCOUNTING  PRONOUNCEMENTS

     In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement were effective for the December 31, 2002 financial statements. The interim reporting disclosure requirements became effective for the first quarterly report in 2003. Because the Company continues to account for employee stock-based compensation under APB Opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time. However, the accompanying financial statements presented have incorporated the enhanced disclosure requirements of SFAS No. 148.

     In May 2003, the FASB issued SFAS No. 150. "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial statements with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The Company does not believe that the adoption of SFAS No. 150 will have a significant impact on its financial statements.

(4)  BUSINESS  COMBINATION

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

OVERVIEW

The company has been in the development stage since inception of its wholly owned subsidiary; Industria de Telecomunicaciones Americanas ATEL, S.A. (American Telecom Industries ATEL, S.A.) was incorporated in 1997 under the Laws of the Republic of Costa Rica. American Telecom Industries ATEL, S.A. began its research and development activities in 1997. To date, the Company subsidiary has expended over $3.2 million on research and development of the Company's products. In January 1999, the Company engineers determined that the products were technologically feasible. Subsequent to the determination of technological feasibility, the Company has expended approximately $6.5 million to develop the product to its current stage, with approximately four additional months of work necessary before the Company will be ready to begin shipping the products.

The Company's investors have contributed over $10.9 million in cash and approximately $700,000 in services in consideration for the issuance of stock. During the third quarter on 2003, the Company began generating revenue for the first time.

The Company signed a three-year $500 million contract with a major telecommunication carrier (China Telecom) to deliver its smart real-time video cellular phones, and is currently negotiating additional procurement agreements to deliver the cellular phones. The Company expects to begin shipping of its products during the fourth quarter of 2003.

The Company has a $1.5 million revolving credit facility with InterCapital, with $782,695 outstanding as of September 30, 2003. The Company signed a one-year $5.2 million contract with CGE Distributors Corp. to deliver its smart real-time video cellular phones and WLAN Access Point, on this agreement the customer has agreed to deliver an initial down payment of $2.4 million. The Company is currently negotiating debt and/or equity financing arrangements to provide an alternative source for its future capital needs. However, there can be no assurance that sufficient cash will be available as needed to fully execute the Company's business plans.

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

OFF-BALANCE  SHEET  ARRANGEMENTS

The Company had no off-balance sheet arrangements for the three-month period ended September 30, 2003.

NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2002

During the third quarter 2003, the Company generated $395,867 of revenues, which relates to equipment being shipped for field testing purposes. The Company expects to be in full operations during the first quarter of 2004.

Liquidity  and  Capital  Resources

Total assets at September 30, 2003 and December 31, 2002, were $11,481,488 and $10,406,110, respectively. Total liabilities at September 30, 2003 were $2,107,643 compared to $2,866,695 at December 31, 2002. At September 30, 2003,
consolidated working capital was a negative $1,415,990 as compared to negative working capital of $2,243,713 at December 31, 2002.

The Company's consolidated cash position at September 30, 2003 was $264,516 compared to $265,012 at December 31, 2002.

For the nine month period ended September 30, 2003, CLYW provided $164,504 in its operating activities compared to net cash used in operating activities of $113,070 during the same period of the prior year. We had net cash used in investing activities of $0 during the nine-month period ended September 30, 2003, compared to net cash used in investing activities of $31,287 during the same period of the prior year. Financing activities consumed $165,000 primarily due to repayment of loans to shareholders, as compared to $323,543 provided during the comparable period of the prior year.

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

                            PART II OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

On March 7, 2003 the Company filed suit in the 11th Judicial Circuit in Miami-Dade County Circuit Court, Florida, against Nicolas Armelino, Luis De Gracia, Gabriel Marquinez, as defendants, seeking certain court order relief which included an injunction prohibiting the further transfer and cancellation of approximately 3,333,333 shares issued to each of these individuals based upon information that the consulting services were not performed in accordance with the terms and conditions of their respective consulting agreements. The shares were issued pursuant to consulting agreements executed on behalf of the Company by Patrick Lannen, who was President, Chief Executive Officer and sole director of the Company during the period immediately following the reverse merger of Kleer Vu with Calypso Wireless, Inc. on October 4, 2002. After that time, effective December 13, 2002, Carlos H. Mendoza was elected to the positions of Chairman of the Board and Chief Executive Officer. The Company is still pursuing legal remedies to recover the excessive expenses to the Company.

ITEM  2.  CHANGES  IN  SECURITIES

During the three-month period ended September 30, 2003, the Company issued 430,000 shares of restricted common shares to various companies and non-related individuals for professional services.

ITEM  3.  DEFAULT  UPON  SENIOR  SECURITIES

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matter was submitted to a vote of security holders during the quarter ended September 30, 2003.

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

CALYPSO  WIRELESS,  INC.

By:  /s/ David Davila                             Date:  November 19, 2003
     ------------------------
     David Davila
     Chief Executive  Officer, and
     President


By:  /s/  Winfred Fields                          Date:  November 19, 2003
     ------------------------
     Winfred  Fields
     Chief  Financial  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
---------

By:  /s/  Winfred Fields                          Date:  November 19, 2003
     ------------------------
Winfred Fields
Chief Financial Officer

By:  /s/  Ricardo Alvarez                         Date:  November 19, 2003
     ------------------------
Ricardo Alvarez
Director

By:  /s/  Carlos H. Mendoza                       Date:  November 19, 2003
     ------------------------
Carlos H. Mendoza
Chairman