Form 10KSB
period 2003-12-31
CALYPSO WIRELESS INC
filed 2004-04-19
CIK 719729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                           Commission File No. 1-8497

                             CALYPSO WIRELESS, INC.
                 (Name of small business issuer in its charter)


          Delaware                                       13-5671924
(State or jurisdiction of                   (I.R.S. Employer Identification No.)
 incorporation or organization)

                              5753 N.W. 158 Street
                              Miami, Florida 33014
                                  305-828-1483
        (Address, including zip code and telephone number, including area code, of registrant's executive offices)

      Securities registered under Section 12 (b) of the Exchange Act: NONE

        Securities registered under to Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X NO __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for its most recent fiscal year:  $395,867

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days: As of March 31, 2004: $258,693,558

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2003, there were 105,221,483 shares of the Company's common stock issued and outstanding.

                                TABLE OF CONTENTS

                           FORM 10 - KSB ANNUAL REPORT

                             CALYPSO WIRELESS, INC.

Facing Page........................................................................................1
Index
PART I.

Item 1.  Description of Business...................................................................3
Item 2.  Description of Property...................................................................9
Item 3.  Legal Proceedings.........................................................................9
Item 4.  Submission of Matters to a Vote of Security Holders.......................................9

PART II

Item 5.  Market for the Registrant's Common Equity And Related Stockholder Matters.................9
Item 6.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................................................10
Item 7.  Financial Statements......................................................................13
Item 8.  Changes in and Disagreements on Accounting and Financial Disclosures......................14
Item 8A. Controls and Procedures...................................................................14

PART III

Item 9.  Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16 (a) of
          The Exchange Act.........................................................................14
Item 10. Executive Compensation....................................................................18
Item 11. Security Ownership of Certain Beneficial Owners
         and Management............................................................................19
Item 12. Certain Relationships and Related Transactions............................................20
Item 13. Principal Accountant Fees and Services....................................................20

PART IV

Item 14. Exhibits and Reports of Form 8-K..........................................................21

SIGNATURES.........................................................................................22

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Calypso Wireless, Inc. (the "Company" or "Calypso"), formerly Kleer-Vu Industries, Inc. (Kleer-Vu), was incorporated in the State of Delaware on March 22, 1983. The Company operates as a holding company with one subsidiary, Industria de Telecomunicaciones Americanas ATEL, S.A. (American Telecom Industries ATEL, S.A.), which was incorporated in 1997 under the Laws of the Republic of Costa Rica.

The Company is a result of a business combination on October 4, 2002, between Kleer-Vu Industries, Inc., a public shell company, and Calypso Wireless, Inc., a privately held development stage company incorporated in the State of Florida in 1998. Kleer-Vu acquired all of the outstanding capital stock of Calypso Wireless, Inc. by issuing 90,000,000 shares of its restricted common stock. For accounting purposes, the acquisition has been treated as the recapitalization of Calypso Wireless, Inc., with Calypso Wireless, Inc. being deemed the acquirer of Kleer-Vu in a reverse merger. At the conclusion of the merger, Calypso Wireless, Inc. stockholders held 99.8% of the combined company.

The Company intends to become a supplier and licensor of cellular broadband real time video phones, and other wireless devices supporting telecommunications infrastructure, which utilize our patented ASNAP(TM) technology (U.S. Patent
Number: 6,680,923). ASNAP(TM) technology enables users of cellular phones, PCMCIA (Personal Computer Media Interface Card Accessory) cards and other wireless devices to seamlessly roam between existing cellular WAN (Wide Area Network's GSM/GPRS (Global System for Mobile Communications/General Packet Radio Service) or CDMA (Code Division Multiple Access) and WLAN (Wireless Local Area Networks) utilizing the 802.11 Wi-Fi standard (Wireless Fidelity). We believe we are currently the only company offering the wireless telephone and data service provider (mobile carriers) with technology that effectively integrates traditional cellular telephone systems and internet broadband access through WLAN (cellular, broadband, real time, video phones, WLAN access points and call-control media gateways).

Calypso believes its technology will be a permanent solution to delivering broadband real time video conference, data and voice to mobile phones since the current cellular network capacity is limited by the available radio spectrum and network infrastructure. The cellular network capacity can be improved by using Calypso' patented technology and providing short-range wireless networks (via use of WLAN, embedded within the larger cellular coverage areas).

Calypso envisions that the ASNAP(TM) technology will become the de-facto standard for all smart cellular phones and mobile devices of the future.

Calypso expects to receive substantial revenue through the sales of its cellular broadband real time video phones, WLAN access points, call-control media gateways and related software products and also through the licensing of it's technology to original equipment manufacturers (OEMs).

THE COMPANY'S PRODUCTS AND SERVICES

As mentioned above, we intend to become a supplier and licenser of cellular broadband real time video phones, and other wireless devices and supporting telecommunications infrastructure, which utilize our proprietary ASNAP(TM) technology. Calypso's ASNAP(TM) patented technology enables users of wireless cellular phones, laptops computers and other wireless personal computing devices to increase the wireless bandwidth from the current 9.6 - 14.4 thousand bits per second (Kbps) data transmission rate of the cellular network (cell towers) to more than 11 million bits per second (Mbps) on the WLAN network.

The Company believes that cellular phones incorporating Calypso's patented ASNAP(TM) technology will have superior performance to existing cellular phone because it will have broadband real time two way video connectivity with high resolution color displays and 30 frames per second video connectivity.

Calypso plans to sell the following products:

     o    Cellular Broadband Real Time Video Phone with ASNAP(TM).
     o    Advanced Wireless Access Point.
     o    PCMCIA Card for laptop users.
     o    Software for the Cellular  Operators  and Internet  Service  Providers
          (ISP).

In addition, Calypso plans to license its patented technology for the following markets:

     o    Original  equipment  manufacturers  (OEMs)  in  the  following  areas:
          Cellular phones, WLAN access points, laptops computers, personal computers, personal digital assistances (PDAs), network servers, call-control media gateways, telecommunication equipments, microprocessor manufacturers.

     o Service providers such as: Cellular operators, telecom operators and Internet Service Providers (ISPs).

INDUSTRY BACKGROUND

Demand for the Company's Products and Services

Today's wireless device market presents several gaps that need to be filled in order to satisfy the desires and needs of wireless device users. In 2003, over 400 million cellular phones were sold worldwide. Of the 400 million plus units sold, approximately 90 million cellular phones were sold in the United States, approximately 115 million cellular phones were sold in Europe, and approximately 150 million cellular phones were sold in Asia Pacific/Japan. In 1997, there were approximately 206 million cellular subscribers worldwide. In 2003, cellular subscribers worldwide grew to over one billion users. Today's users are becoming ever more sophisticated and educated about technology of their devices and services. Users expect greater capabilities at reduced cost. Cellular telephone services providers (Mobile Carriers) have faced difficulties in providing quality wireless telephone and data communication services at prices acceptable to end-users while maintaining profitability.

The key difference between Calypso and its competitors is its patented ASNAP(TM) technology. ASNAP(TM) allows Calypso to deliver cellular broadband real time video phones and other mobile devices (PCMCIA Cards for Laptops) that will offer both users and Mobile Carriers increased bandwidth at lower cost. This is accomplished through Calypso's unique mobile device and infrastructure software routing architecture design. The user saves money by often using a WLAN and Internet connectivity for real time two way video conferencing, voice and data communications for its mobile devices. The service provider saves money by being able to increase capacity to the existing and future cellular network (mobile network) while also offering increased bandwidth and additional services via the WLANs without the need to immediately replace existing hardware or purchase additional frequency spectrum required for third generation wireless technology ("3G technology"). ASNAP(TM) technology delivers higher wireless bandwidth and Internet connectivity than any others wireless technology. Our technology is not dependant on the improved cellular 3G technologies but will complement and improve the performance of these as they become available. We believe that the demand for products (cellular broadband real time video phones, WLAN Access Points and PCMCIA Cards) incorporating our patented ASNAP(TM) technology is expected to increase as users learn of the advantages of the system and of the convenience of inexpensive high bandwidth.

The ASNAP(TM) patented solution is a switching algorithm between network access points and the cellular towers based on the availability of the least costly, most efficient connection. This is accomplished by incorporating two technologies into a single wireless device (mobile-cell phone, PCMCIA Cards, PDAs); long-range cellular network access, and short range WLAN (Wireless Local Area Network) access (via WLAN).

If the user is within 100-450 yards of a Calypso's stand alone WLAN Access Point connected to the Internet, the user will access the cellular service provider's network via the Internet. If the user drifts out of range of a WLAN Internet connection, then the wireless device (or smart phone) switches to a WAN (Wide Area Network), such as a cellular network. The device is constantly "sniffing" the air waves for access to its service provider's network through the most cost efficient and spectrum efficient method - a WLAN connection.

The Company believes that is patented technologies will provide the following benefits to both end-users and Mobile Carriers:

1. Higher Bandwidth without High Cost of Deployment. Calypso's products make possible less expensive wireless broadband Internet connectivity through ASNAP(TM) technology.

2. Fast Wireless Internet Access - ASNAP(TM) technology delivers more than 11Mbps for real time two way video conferencing, voice and data fast Internet connectivity while improving bandwidth of the existing and future 2.5G and 3G cellular networks.

3. Large, High Quality Color Display - The Company believes that users want, and OEMs are building, cellular phones with larger color displays to bring more hand-held PC functionality to the cellular phones. Calypso's patented ASNAP(TM) technology supports large color displays and provides greater computing power.

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

6. Wireless Advertisement - Our ASNAP(TM) technology should facilitate and accelerate wireless advertising through the increased bandwidth and locating capabilities of the Calypso's cellular broadband real time two way video phone. The locating capabilities will allow for targeted advertising.

We believe that our cellular broadband real time two-way video conferencing phone will fulfill the market needs for the mobile user and Mobile Carriers who are currently seeking:

     o services that deliver and/or transmit information faster, which means new types of services could be offered;
     o    services at a higher profit margin; and
     o    services which are geographically broader and more consistent.

We believe that Calypso's products will enable Mobile Carriers to deliver faster data transmission to cellular phones, PDA and laptops computers, which will allow delivery of better and new services. Standard cellular phones typically transmit and receive data at a rate in the range from 14.4 Kbps to 56 Kbps. In contrast, Calypso's cellular phones operating in "ASNAP(TM)" mode can transmit and receive data at a rate of approximately 11 Mbps or greater when connecting to the WLAN.

New high-speed mobile technologies, such as GSM/GPRS and CDMA 2000, only promise bandwidths from 56kbps to 144kbps; with higher 3G bandwidths projected for the mass markets until after 2006.

Mobile Carriers using Calypso's patented technology are able to deliver new services without replacing the existing cellular network, which should increase the average revenue per user (ARPU) of Mobile Carriers.

Any access point with ASNAP(TM) software will allow customers to access their mobile carrier's network from anywhere in the world.

CUSTOMERS & PROCUREMENT AGREEMENT

Although we are in discussions with a number of customers to supply Calypso products, we have entered into only one definitive material supply contract with a customer during 2003.

American Telecom Industries ATEL, S.A., our wholly owned subsidiary, entered into a procurement agreement (the "Procurement Agreement") with CGE Distributors

Corp. ("CGE"). Pursuant to the Procurement Agreement, CGE Distributors has, subject to certain material terms and conditions, agreed to purchase a minimum of $5.2 million of cellular broadband videophones, system equipment and software ("the Equipment") over a one-year period.

Under the Procurement Agreement, CGE shall take title to the Equipment at the point and time of shipment. CGE will be responsible for any and all shipping expenses and certain product storage costs. The Procurement Agreement provides that CGE is required to make payments with respect purchase orders within 30 days of receiving an invoice and confirmation of product shipment. All unpaid balances accrue interest at a rate of 1% per month.

We have undertaken to provide 4 employees of CGE with an introductory course on how to install, operate and maintain the Equipment. Thereafter, we have agreed to provide at CGE's cost and expense, such training classes as CGE reasonably requests.

We have agreed to perform Equipment installation services for CGE on such terms and conditions as CGE and we may agree upon in the future.

Pursuant to the Procurement Agreement, we have granted CGE a personal, nontransferable, nonexclusive license to use the Calypso software.

The Procurement Agreement states that CGE is responsible for any kind of taxes, levies, import or export duties or charges imposed by any governmental authority relating to the purchase, license, ownership, possession, use, operation or relocation of the Equipment provided under the agreement. CGE is not responsible for our income taxes.

CGE is also responsible for securing prior to the shipment, all permits, licenses, consents and authorizations that may be required to be obtained from any governmental entity in connection with virtually every aspect of the Procurement Agreement, including the sale, purchase, import, installation, testing, licensing, use and operation the Equipment. For instance, CGE is responsible for any permit, license, consent, and authorization of any product or sales licensing agreement that may be required.

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

We have warranted to CGE that the Equipment and software sold to them under the Procurement Agreement will be free from defects and conform to certain product specifications, which specifications will be delivered to CGE. Similarly, we have warranted that all services will be performed in a professional and workmanlike manner. CGE's sole remedy for a breach of such warranty is the replacement or repair of the defective equipment or a correction of the unacceptable service.

Any dispute arising under the Procurement Agreement is required to be resolved by final and binding arbitration in the Arbitration Institute of the United States Chamber of Commerce. We also have the express right to seek injunctive relief if CGE violates the terms of its software license, fails to maintain proprietary information or infringes upon our patents, copyrights or trade secrets.

In addition to the foregoing, in September 2003 and October 2003 Calypso Wireless, Inc. entered into three Field Trial Installation Agreement with:
Enitel S.A., ESTESA and Nocable S.P.A. pursuant to which Entinel, ESTESA and Nocable will conduct a Field Trial of Calypso's real time two way video conference cellular phones, WLAN access points and PCMCIA cards. Calypso has agreed to provide, at no cost to the customers, all of the equipment necessary for the customers to conduct the Field Trial (i.e., Calypso's real time two way video conference cellular phones, WLAN access points, PCMCIA cards, network software, etc.).

Calypso will install the Network Field Trial Equipment, at the customer' designated site to enable the customers to conduct the Field Trial. Calypso will assign an engineer to be responsible for the installation of all hardware for all Calypso equipment installed for the Field Trial. Such equipment shall be returned by the Customers to Calypso, at Calypso's expense, upon completion of the Field Trials.


Upon successful completion of the Field Trials, each of the customers shall complete written document approving the Field Trial. Thereafter, Calypso expects that the Customer and Calypso will enter into an agreement for the deployment of Calypso's network equipment software, Handsets, WLAN Access Point and PCMCIA Cards. During the term of the Field Trial Agreement, Calypso will provide to customer, at the customer's request, four training classes and training material for the customer's personnel.

Calypso shall grant to customer a personal, non-transferable and non-exclusive license to use the Calypso software and its related documentation during the term of the Field Trial Agreement. All software and documentation are and shall remain the exclusive property of Calypso and/or its affiliates. The software license shall prohibit the customers from sublicensing the software or modifying, decompiling or disassembling the software furnished by Calypso as object code to generate a corresponding source code.

SUPPLIERS

The Company intends to rely on third party suppliers for microprocessors, displays and others electronics components that will be use on our products.

COMPETITORS

We may face competition in the wireless device market from a variety of companies and technologies, some of which are larger, have longer operating histories, have substantially greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships in the industry than we have. Consequently, these competitors can devote greater resources to the development, promotion, sale and support of their products. We believe that our key competition will come from existing companies that currently market products and services that provide communication with wireless communication devices. While we believe that our patented ASNAP(TM) technology provides numerous benefits to, and is a superior solution for, both end-users and Mobile Carriers, primarily based upon the fact that our technology enables users of wireless communication devices to seamlessly roam between existing cellular systems (i.e., WAN's- Wide Area Network's, GSM/GPRS - Global System for Mobile Communications/General Packet Radio Service, or CDMA - Code Division Multiple Access) and internet broadband access through WLAN (Wireless Local Area Networks), there can be no assurance that these benefits will be realized or utilized, or that other companies will not suitably improve these parameters through the use of other technology.

Calypso's  products  are  based on  patented  technology  (U.S.  Patent  Number:
6,680,923). Based on this patented technology and our knowledge of wireless products and technology, we believe that there are currently no other companies that offer this type of solution. Furthermore, we believe that once mobile carriers are marketing our real time two way video conferencing cellular phone, we will be in a favorable position to begin licensing the use of our patented ASNAP(TM) technology to other original equipment manufacturers (OEM's) that manufacture cellular phones, WLAN access points, laptops computers, personal computers, personal digital assistances (PDA's), network servers, call-control media gateways, telecommunication equipment, and microprocessors.

CONTRACT MANUFACTURING & DISTRIBUTION FACILITIES

We anticipate that manufacturing and supply operations of our products will be conducted initially through third parties such as: Flextronics and Selectron, S.A.To this end, in July 2002, the Company's subsidiary negotiated a contract manufacturing agreement with Selectron, S.A. to manufacture products developed by the Company. Significant terms of the agreement are as follows:

     o The agreement is effective for five years, and may be renewed by mutual agreement of the parties.

     o    Once the products manufacturing process has commenced,  Selectron,  S.
          A. shall pay monthly rent in the amount of $10,000 for the use of machinery. Payments will take into consideration credits applied to the amount invoiced by Selectron, S. A. for assembly.

     o    Selectron,   S.  A.  is  required  to  provide  adequate  and  regular
          maintenance to leased machinery and equipment and to make payments or apply credits to the lessor in a timely manner.


The distribution facility and logistics will be handled through FedEx UPS and/or another third party that has a logistics group that offers "turn-key" operations and services directly applicable to the distribution of high volume products.

PATENTS AND PROPRIETARY RIGHTS

Calypso  Wireless  received a patent for its  technology  (U.S.  Patent  Number:
6,680,923) on January 20, 2004. Our patent covers a communication and system method for establishing communication with any one of a variety or different wireless communication devices. This technology enables users of cellular phones, PCMCIA (Personal Computer Media Interface Card Accessory) cards and other wireless devices to seamlessly roam between existing cellular WAN (Wide Area Network's) GSM/GPRS (Global System for Mobile Communications/General Packet Radio Service) or CDMA (Code Division Multiple Access) and WLAN (Wireless Local Area Networks) utilizing the 802.11 Wi-Fi standard (Wireless Fidelity).

The Company pursues patent protection for its technology and products as soon as such technology and products are developed. To this end, we have filed United States patent applications and related technology international patent applications. The Company has filed foreign patent applications on some of its technology and products in countries where business considerations warrant such fillings. Such countries include Australia, Japan, Canada, China, Brazil, and Mexico, countries of the European Economic Community and other European countries.

We also rely on proprietary technology, trade secrets, and know-how, which are not patented. To protect our rights in these areas, the Company requires its employees, directors, consultants, members of the Advisory Board, outside engineers and other advisors to execute confidentiality agreements upon the commencement of employment, consulting or other contractual relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of the relationship is to be keep confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

We believe that our intellectual property gives us an advantage over potential competitors in that it will allow us to offer products that bring substantial savings to both the end users and the mobile service providers (cellular operators).


Employees

The Company currently has approximately 62 employees. The Company estimates that an additional 18 employees will be hired over the next twelve months. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's corporate office and its research and development department are located in a leased facility in Miami Lakes, Florida. At this location, the Company leases approximately 4,450 square feet of office space under a lease expiring September of 2005. The company's current annual rent under this lease is $45,000. The Company is looking to expand its operations by opening a new research center located in Akron Ohio by the second quarters of 2004.

The Company's manufacturing process will be outsourced to Flextronics and Selectron, S.A. (Selectron) under a contract manufacturing agreement. Calypso owns certain machinery and equipment required for manufacturing its products and has deployed such machinery and equipment at the Selectron manufacturing facility.


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

On October 17, 2003 the Company received a judgment from the Miami-Dade circuit court in favor of the Company canceling two stock certificates representing approximately a total of 6,666,666 shares issued to two individuals.

The Company is currently analyzing how to recuperate part of the money from the sale of the stock certificate that was unable to cancel from the third certificate.

On February 17, 2004 the Company initiated litigation in the District Court of Harris County, Texas against Roy Randolph Erwin, Jarrod Erwin and Voicetech Communications Corp. USA., as defendants, seeking certain court order relief which included an injunction prohibiting the further transfer and cancellation of approximately 1,000,000 shares issued to Voicetech Communications Corp. USA., based upon information that the Company will not utilize the licensing agreement between the parties. On March 16, 2004 the Company signed a Mutual Full and Final Release between the Company and Roy Randolph Erwin, Jarrod Erwin and Voicetech Communications Corp. USA., and received the 1,000,000 shares certificate in exchange for $125,000.00. The Company has cancelled the mentioned stock certificate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during fourth quarter of 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock is traded on the Pink Sheets under the symbol "CLYW", however, the Company applied for listing on the American Stock Exchange AMEX and is working with the NASD to become on the Bulleting board securities market. The Company's authorized capital stock consists of 200,000,000 shares of common stock, $.001 par value, of which 105,526,854 shares were issued and outstanding as of December 31, 2003.

                       QUARTERLY COMMON STOCK PRICE RANGES


                             2003                           2002
         Quarter       High          Low              High          Low

         1st           5.10          2.00             N/A            N/A
         2nd           4.00          1.00             N/A            N/A
         3rd           2.00          1.05             N/A            N/A
         4th           1.47          0.66            10.25          3.50

As of December 31, 2003, there were approximately 1,585 holders of record of the Company's common stock. The number of stockholders of record does not necessarily reflect the number of beneficial owners of the Company's common stock; however, because many beneficial owners may hold shares through nominee holders, such as brokerage firms which, in turn hold through the nominee of a securities clearing organization, such as The Depository Trust Company. Thus, a single stockholder of record may represent numerous beneficial owners.

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


Equity Compensation Plans

------------------------------- ---------------------------- ---------------------------- ----------------------------
Plan Category                   Number of shares to be       Weighted-average exercise    Number of shares remaining
                                issued upon exercise of      price of outstanding         available for future
                                outstanding options and      options and warrants         issuance under equity
                                warrants                                                  compensation plans
------------------------------- ---------------------------- ---------------------------- ----------------------------
Approved by security holders
                                             0                            0                            0
------------------------------- ---------------------------- ---------------------------- ----------------------------
Not   approved   by   security
holders                                      0                            0                            0
------------------------------- ---------------------------- ---------------------------- ----------------------------
Total                                        0                            0                            0
------------------------------- ---------------------------- ---------------------------- ----------------------------

Recent Issuances of Unregistered Securities

During the fourth quarter for the year ended December 31, 2003, the Company sold to accredited investors an aggregate of 3,720,913 shares of common stock for an aggregate purchase price of $1,673,330. This offering and sale was deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to accredited investors and transfer was restricted in accordance with the requirements of the Securities Act of 1933.


ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
INTRODUCTION

The following discussion of our financial condition and results of our operations should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends December 31. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Overview

The Company intends to become a supplier and licensor of cellular broadband real time video phones, and other wireless devices supporting telecommunications infrastructure, which utilize our patented ASNAP(TM) technology (U.S. Patent
Number: 6,680,923). ASNAP(TM) technology enables users of cellular phones, PCMCIA (Personal Computer Media Interface Card Accessory) cards and other wireless devices to seamlessly roam between existing cellular WAN (Wide Area Network's GSM/GPRS (Global System for Mobile Communications/General Packet Radio Service) or CDMA (Code Division Multiple Access) and WLAN (Wireless Local Area Networks) utilizing the 802.11 Wi-Fi standard (Wireless Fidelity). We believe we are currently the only company offering the wireless telephone and data service provider (mobile carriers) with technology that effectively integrates traditional cellular telephone systems and internet broadband access through WLAN (cellular, broadband, real time, video phones, WLAN access points and call-control media gateways).

Company History

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

As noted above, the Company is a development stage company. The company has been in the development stage since inception of its wholly owned subsidiary; Industria de Telecomunicaciones Americanas ATEL, S.A. (American Telecom Industries ATEL, S.A.) was incorporated in 1997 under the Laws of the Republic of Costa Rica. American Telecom Industries ATEL, S.A. began its research and development activities in 1997. To date, the Company subsidiary has expended over $3.2 million on research and development of the Company's products. In January 1999, the Company engineers determined that the products were technological feasible. Subsequent to the determination of technological feasibility, the Company has expended approximately $6.8 million to develop the product to its current stage.

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

Research and Development

As noted above, the Company research and development activities were completed during the first quarter of 1999, when the technological feasibility of the products was established. The Company has expended a total of $10.2 million on research and development and development of the products to its current stage.

Results of Operations - Year Ended December 31, 2003 compared to Year Ended December 31, 2002

Revenues

We generated $395,867 of revenues during the year ended December 31, 2002. During the year ended December 31, 2002, we did not generate any revenues.

Operating Expenses

Operating Expenses incurred for the year ended December 31, 2003, aggregated $2,507,076 as compared to $255,441 for the year ended December 31, 2002. Our operating expenses increased by $2,251,635 for the year ended December 31, 2003 when compared to the previous year. This increase is due to legal, consulting and professionals services expenses.

Net Loss and Loss Per Share

The net loss was $2,383,076 for the year ended December 31, 2003, as compared to a net loss of $255,441 for the year ended December 31, 2002. The net loss increased by $2,127,635 from the previous period primarily as a result of the reasons set forth above.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements for the fiscal year ending December 31, 2003.

Liquidity and Capital Resources

At December 31, 2003, we had working capital of $172,704 as compared with a working capital deficit of $2,243,713 at December 31, 2002. Our positive working capital is primarily the result of the following:

     o The completion of our private placement in December 2003 pursuant to which we raised an aggregated of $1,383,330;
     o    A decrease in accounts payable and accrued expenses;
     o    A reduction of inventory;
     o    A decrease in long term debt and accrued interest payable; and
     o    The revenues we generated in 2003.

The Company needs an additional $5 million to complete the process and begin shipment of the products. Our material funding requirements of $5 million includes working capital, marketing costs, acquisition costs, general and administrative costs, and the purchase of inventory and technology.

The Company signed two procurement agreements to deliver its smart real-time two-way video conferencing cellular phones, and is currently negotiating additional procurement agreements to deliver the cellular phones. The Company expects to begin shipping of its products during the third or fourth quarter of 2004.

The Company's subsidiary has a $1.5 million credit facility with Intercapital, S.A., with $0 outstanding as of December 31, 2003. The note bears interest at 10% per annum, with principal and accrued interest due at December 31, 2003. The note was secured by a personal guarantee of the Company's Chief Executive Officer. The balance of the note and accrued interest was converted to equity in 2003 by the issuance of 2,394,820 shares of common stock.

The Company signed a one-year $5.2 million contract with C.G.E. Distributors Corp. to deliver its smart real-time two way video conferencing cellular phones, WLAN Access Point and networks software products.

We have historically sustained our operations and funded our capital requirements with the funds received from the sale of our common stock. To date, the Company's investors have contributed over $10.9 million in cash and approximately $700,000 in services in consideration for the issuance of stock. The Company needs an additional $5 million to complete the process and begin shipment of the products.

The Company is currently negotiating debt and/or equity financing arrangements to provide an alternative source for its future capital needs. However, there can be no assurance that will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles require the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in the financial statements, and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

We believe application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when the facts and circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate, and the actual results have not differed materially form those determined using necessary estimates.

Our accounting policies are more fully described in Note 1 to the consolidated financial statements, located elsewhere in this 10-KSB. We have identified certain critical accounting policies that are described below.

Software development costs represents capitalized costs incurred in the development of the cellular phones and telecommunications infrastructure software. The Company began capitalizing this cost once technological feasibility had been established during the first quarter of 1999. All costs incurred prior to establishment of technological feasibility were expensed as research and development expenses. The Company will begin amortizing this cost once the products are available for general release to customers.

New Accounting Pronouncements

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

SFAS 149 -- In April 2003, the FASB issued SFAS 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. In general, this Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have an impact on the Company's financial condition or results of operations.

SFAS 150 -- In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial condition or results of operations.

FASB Interpretation No. 45 -- In November 2002, the FASB issued interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others (FIN 45). Beginning with transactions entered into after December 31, 2002, FIN 45 requires certain guarantees to be recorded at fair value, which is different from prior accounting practices, which was generally to record a liability only when a loss was probable and reasonably estimable, as defined in SFAS 5, Accounting for Contingencies. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the Company to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. In accordance with FIN 45 the Company will record guarantees entered into after December 31, 2002 as a liability, at fair value.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 8A.  CONTROLS AND PROCEDURES

Prior to October 4, 2002, the Company had no operations during the reporting period. During the period from October 2, 2002 until February 17, 2003, Patrick Lannen was the President, Chief Executive Officer and sole director of the Company. As a result of the transactions effected by Mr. Lannen on behalf of the Company during this period, Mr. Lannen was removed as President Chief Executive Officer and director of the Company and the Company initiated legal proceedings described under item 3 above. In addition, the Company has acted to improve, and will continue to strengthen, certain corporate governance procedures and certain disclosure controls and procedures. As part of this commitment, we have initiated a number of steps, including those in response to the Sarbanes Oxley

Act of 2002 and corresponding SEC requirements. Specific action taken or planned by us includes the following:

We have formed an audit committee to be comprised of two independent, non-employee directors and Mr. Ricardo Alvarez. The audit committee charter will include the right of the audit committee to hire the Company's independent accountants and the right to hire independent professionals to assist them in their work.

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

         Name                           Age              Title

         Carlos H. Mendoza+             [39]             Chairman

         Ricardo A. Alvarez             [61]             Director

         David Davila                   [36]             President & CEO

         Robert Leon                    [42]             Chief Technical Officer

         Winfred Fields                 [38]             Chief Financial Officer

         George Olazabal                [37]             Director of Engineering

There are no family relationships between any of the directors or executive officers of the Company.

___________________
+ Mr. Mendoza was replaced as President and CEO on June 28, 2003.

Carlos H. Mendoza - Chairman, Founder. Mr. Carlos Mendoza is the founder of Calypso Wireless, Inc. Age 39. From 1995 to 1999, Mr. Mendoza was CEO of Industries JVC Magnetic SA, a company that owns a manufacturing facility which manufactured plastic injection molded parts including (CD & DVD) and surge protectors for the computer industry. Previously, he served as CEO of Calypso Wireless, Inc. a Florida Corporation which was acquired by Kleer-Vu Industries, Inc. on October 4, 2002. Mr. Mendoza was elected Chairman and CEO of Calypso Wireless, Inc. on December 13, 2002 and President on February 17, 2003. He served as President and CEO until David Davila replaced him on June 28, 2003.

Ricardo A. Alvarez - Director. Age 61. Mr. Alvarez is an internationally known expert and researcher in the fields of Vulnerability Assessment and Hazard Mitigation applied to the design and construction of buildings and facilities. From 1999 to the present, Mr. Alvarez has been the Deputy Director of the International Hurricane Research Center (IHRC) and Director of the Laboratory for Structural Mitigation at the IHRC in Miami, Florida. From 1993 to 1999, Mr. Alvarez served as an international consultant in the building, design and construction for housing.

Mr. Alvarez is a professor for the Master in Construction Management program within the Dept. of Construction Management, College of Engineering. He received a degrees in Architecture and City Planning, and a Masters of Business Administration (MBA). Mr. Alvarez attended the following schools: School of Architecture, California State Polytechnic University, College of Environmental Design, and the University of California at Berkeley.

Mr. Alvarez's areas of expertise include: building design and construction, urban design, industrialized and modular construction systems, vulnerability assessment and hazard mitigation. Mr. Alvarez has directed or participated in more than 1,200 hazard mitigation projects in the past ten years. He pioneered the teaching of hazard mitigation and vulnerability assessment as academic subjects, by introducing graduate level courses, in 1995 and 1996, respectively, on these topics at FIU. In 1997, he developed and launched a continuing education Emergency Management and Hazard Mitigation Certificate Program at FIU. In 2001, he launched the Developing a Culture of Mitigation through Education, a K-12 program for schools in Florida and abroad. Currently, Mr. Alvarez is the Principal Investigator for the Hurricane Loss Mitigation for Housing in Florida, which is funded by the Florida Department of Community Affairs. Mr. Alvarez has been PI or Co-PI on multiple research projects totaling over $5.6 million over the last five years, with funding from FEMA, NOAA, Florida DCA and others. Mr. Alvarez pioneered the concept of Sheltering-in-Place as an alternative to evacuation for major hospitals in South Florida in 1996.

Mr. Alvarez has been a member of the Miami Bankers Club since 1979. He is also a member of the State of Florida State Mitigation Strategy Advisory Council and a member of the Miami-Dade County Local Mitigation Strategy Working Group where he also serves on the Committee for Homeland Security.

David Davila - President & CEO, Co-Founder. Age 36. Mr. Davila joined Calypso Wireless in February 1998. From 1998 to 2000, he served as Engineering Manager. During 2000, Mr. Davila became Vice President of Sales for the Company.

From 1993 to 1998, Mr. Davila served as a international consultant in the telecommunication arena. He received a degree in Business Administration from UNICA University.

Mr. Davila was elected to be CEO and President on June 28, 2003.

Robert Leon - Chief Technical Officer, Co-Founder. Age 42. Mr. Leon joined Calypso Wireless in October 1998. He has served as Director of Engineering and Operations Manager for the South Florida R&D facility. He is responsible for engineering and general business operations. He develops concepts and strategies for the development of new, wireless internet/cellular products.

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

From 1986 to 1994, Mr. Leon served as Lead Mechanical Engineer/ Project Manager, for Motorola's Energy Products Division, Paging & Wireless Systems Group, and the Microelectronics Department, Land Mobil Products Sector.

Mr. Leon received a Bachelor of Science in Mechanical Engineering (with Honors) from the University of Miami in 1985. During his Career, Mr. Leon has received 19 US Patents and several patents pending. He has 6 Motorola Engineering Awards, and three Motorola Distinguished Innovator Awards. He also received a Proclamation Certificate from the Mayor of the City of Lauderhill, Ft. in May 1999 in recognition of engineering management and development efforts. While with Calypso, Mr. Leon has submitted over 8 Utility Patent and 4 Design Patent applications.

Winfred Fields - Chief Financial Officer. Age 38. Mr. Fields is responsible for accounting, finance, treasury, and facilities. Prior to joining the Company in December 2002, Mr. Fields served as President/CEO of Unique Dawning CMHC, Inc., a chain of clinics located in Texas and Louisiana, from 1997 to 1999. After Mr. Field's resigned his position with Unique Dawning CMHC, Inc. in 1999, Unique Dawning filed for bankruptcy protection in October of that year.

From 1995 to 1997, Mr. Fields was Chief Financial Officer/Chief Operations Officer at Synergy Partial Hospital, Inc. in Houston, TX. Mr. Fields developed and implemented accounting procedures (i.e. banking, budgeting, cost accounting, payroll, billing/collections, financial statements, internal audits). Mr. Fields received a MSU, MS from Mississippi State University in 1987.

George L. Olazabal - Director of Engineering. Age 37. Mr. Olazabal is responsible for all software engineering. Mr. Olazabal joined Calypso in 1998. He directed the embedded software effort and wrote the ASNAP(TM) software. He is responsible for developing C/C++ programming software packages, VB/MS Access based product-pricing system, and SQL Server based Internet order entry support system (all Internet tools used). Prior to joining Calypso, George held various senior software development positions.

From 1992 to 1998, Mr. Olazabal was involved in the research and development of software systems for front and back end processing using Visual Basic and Visual C/C++ Frontpage, Homesite, ASP, Vbscript, and Javascript. Database systems used by Mr. Olazabal include MS Sql Server and MS Access. Mr. Olazabal also Designed and coded the communications between the PC and the flow cytometer. Mr. Olazabal is system based on NT, using Visual C++ (object oriented techniques) for the user interface and NT device drivers (Win NT DDK) for the cytometer interface. Mr. Olazabal is active in all phases of testing and debugging of these releases. He has heavy interface with marketing while generating requirements specifications. He is responsible for selecting software tools necessary to accomplish marketing requests. He designed and coded all PCL 4 and PCL 5 printer support routines, and he designed the database and the interface to the database (SQL Engine) from within our software. Embedded temperature controller using a PIC processor to control a pettier element.

From 1989 to 1992, Mr. Olazabal was a Software Engineer for Motorola, Inc., Boynton Beach and Plantation, Florida. He was involved in the development of software systems for subscriber groups. Mr. Olazabal began design of a prospective PC Universal Programmer for paging products using structured methods techniques, "C" language, and assembly language. He interfaced heavily with marketing and management while developing proposals for this initial version. He developed a hard contact programmer to run on a PC (MS-DOS) for the Bravo Plus pager. This platform communicated with the cellular phone or pager via RS232 and was then used on the development of hard contact programmers for two other products. He conducted meetings in the development of various proposals for an Over-The-Air PC programmer.

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

During the fiscal year ended December 31, 2003, a Form 3, Initial Statement of Beneficial Ownership of Securities, was not timely filed by each of the following officers or directors:

Carlos H. Mendoza (Chairman)
David Davila (President & CEO)
Ricardo Alvarez   (Director)
Robert Leon (Chief Technical Office)
Winfred Fields (Chief Financial Officer)
George Olazabal (Director of Engineering)

In addition, during the fiscal year ended December 31, 2003, a Form 4, Change of Beneficial Ownership of Securities, was not timely filed by Robert Leon (2 times).

Except as described above, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16(a)-3(e) during the fiscal year ended December 31, 2003 and Form 5 and amendments thereto furnished to the Company with respect to such period, the Company is not aware of any director, officer, or beneficial owner of greater than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act that has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Company's most recent fiscal year or prior years.

CODE OF ETHICS

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company.

ITEM 10.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

Summary Compensation Table

          The following table reflects all forms of compensation paid to the Company's chief executive officer and its other most highly compensated executive officers whose total annual salary and bonus for the fiscal year ending December 31, 2003 exceeded $100,000.

                                               Annual compensation                              Long term compensation
                                                                                         Awards                        Payouts
                                                                  Other        Restricted     Securities
        Name and                                                 annual          Stock        underlying     LTIP         All other
   principal position       Year       Salary       Bonus     compensation       Awards      options/SARs     payouts   Compensation
                                         ($)         ($)           ($)            ($)             (#)           ($)           ($)
          (a)                (b)         (c)         (d)           (e)            (f)             (g)           (h)           (i)
David Davila,               2003       $74,400       N/A           N/A             -               -             -             -
President & CEO

Robert Leon,                2003      $114,786       N/A           N/A             -               -             -             -
Chief Technology Officer    2002       $90,000       N/A           N/A
                            2001       $84,000       N/A           N/A

Winfred Fields,             2003       $6,870        N/A           N/A            (1)              -             -             -
Chief Financial Officer     2002         $0          N/A           N/A            (2)



Ricardo Alvarez,            2003         $0          N/A           N/A            (3)              -             -             -
Director

__________________________________________

(1) 200,000 shares of common stock, par value $.001 per share, were granted to Mr. Winfred Fields pursuant to that certain Consulting Agreement, dated October 4, 2002, as described in the Index to Exhibits, in consideration of accounting and administrative consulting services rendered by Mr. Fields to the Company.

(2) 100,000 shares of common stock, par value $.001 per share, were granted to Mr. Winfred Fields pursuant to that certain Consulting Agreement, dated October 4, 2002, as described in the Index to Exhibits, in consideration of accounting and administrative consulting services rendered by Mr. Fields to the Company.

(3) 25,000 shares of common stock, par value $.001 per share, were granted to Mr. Ricardo Alvarez pursuant to that certain Consulting Agreement, dated July 1, 2003, as described in the Index to Exhibits, in consideration of general business assistance consulting services rendered by Mr. Alvarez to the Company.

Other than as noted above, no officers or directors received compensation in any form during the year ended December 31, 2003.

OPTION GRANTS IN LAST FISCAL YEAR

During the fiscal year ended December 31, 2003, no executive officer or director were granted options to purchase shares of common stock.

FISCAL YEAR-END OPTION VALUES

During the fiscal year ended December 31, 2003, no executive officer or director exercised any options to purchase shares of common stock, and as of December 31, 2003, no executive officer or director possessed any options to purchase shares of common stock.

Directors Remuneration

In 2003 Directors were not paid a fee for serving on the Board.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2003, information with respect to (a) each person (including "group" as that term is used in section 13(d)(3) of the Securities Exchange Act of 1934 who is known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock of the Company and (b) the number and percentage of the Company's Common Stock owned by (i) each of the directors and the executive officers named on the Summary Compensation Table above and (ii) all directors and executive officers of the Company as a group. The Company believes that, unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.

The following table sets forth certain information regarding the beneficial ownership of the Company's common capital stock as of the date of this Memorandum by (i) each person known to the Company as having beneficial ownership of more than 5% of the Company's common capital stock, (ii) existing shareholders, (iii) and all others as a group.

        Name of                                 Number of Common                      Percentage of
    Beneficial Owner(1)                             Shares                              Ownership
   Ricardo A. Alvarez                                112,564                                *

   Baylis Trade, Inc.                             20,255,138                               19.2%
   41 South Audley, London W1K 2F5,
   United Kingdom

   Begdorf Holdings, Ltd.                          5,937,030                                5.6%
   Donoso Cortez 45, Madrid, Spain

   Ferguson, Inc.                                  5,837,566                                5.5%
   P.O. Box 7284, Panama 5, Panama

   Winfred Fields                                    150,000                                 *

   Halston Business, Inc.                         21,161,178                               20.1%
   23 Rue de Rive, 1260 Nyon-Switzerland

   Robert Leon                                     2,109,896                                2.0%

   Morhead Assets Corp.                            5,647,106                                5.4%
   Upper Main Street, Wickhams Cay 1, BVI

   Carlos H. Mendoza, Chairman                       130,915                                 *

   Lomme Development Corporation.                  5,837,566                                5.5%
   200 Mts Oeste Instamasa,
   Hacienda Ojo Agua,
   San Rafael Alajuela San Jose Costa Rica

   Nakano Ventures, Inc.                           5,253,810                                5.0%
   Ternerina, Box 827-1000,
   San Jose Costa Rica

   All Directors and Executive Officers
   as a Group (4 persons)                          2,503,575                               2.40%
   __________
     * Less than 1% of the outstanding common stock.

     (1) Unless otherwise noted, the address of each of these persons is c/o Calypso Wireless, Inc., 5753 N.W. 158 Street, Miami, Florida 33014

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

  *3.1 Certificate of Amendment of Certificate of Incorporation, dated October 11, 2002. Certificate of Amendment of Restated Certificate of Incorporation, dated July 25, 1990. Restated Certificate of Incorporation, dated September 30, 1985, (incorporated by reference to
          Exhibit 3.1 of Registrant's Annual Report Form 10-KSB filed on July 2, 2003, SEC File No. 1-8497).

  *3.2    By-laws of Calypso  Wireless,  Inc. ,  (incorporated  by  reference to
          Exhibit 3.2 of Registrant's Annual Report Form 10-KSB filed on July 2, 2003, SEC File No. 1-8497).

  *10.1 Procurement Agreement, dated April 6, 2001, between American Telecom Industries ATEL, S.A. and China Telecom Changzhou Telecommunications Bureau., (incorporated by reference to Exhibit 10.1 of Registrant's Annual Report Form 10-KSB filed on July 2, 2003, SEC File No. 1-8497).

  *10.2 Procurement Agreement, dated March 19, 2003, between Calypso Wireless, Inc. and CGE Distributors Corp., (incorporated by reference to Exhibit 10.2 of Registrant's Annual Report Form 10-KSB filed on July 2, 2003, SEC File No. 1-8497).

  *10.3 Contract Manufacturing Agreement between American Telecom Industries ATEL, S.A. and Selectron S.A., (incorporated by reference to Exhibit
          10.3 of Registrant's Annual Report Form 10-KSB filed on July 2, 2003, SEC File No. 1-8497).

  *10.4 Line of Credit Contract, dated November 23, 1998, between American Telecom Industries ATEL, S.A. and Intercapital, S.A., (incorporated by reference to Exhibit 3.1 of Registrant's Annual Report Form 10-KSB filed on July 2, 2003, SEC File No. 1-8497).

  10.5    United States Patent Number:  6,680,923  granted to Calypso  Wireless,
          Inc.

  14.1    Code of Ethics

  21.1    Subsidiaries of the Registrant.

  31.1    Certification  by Chief Executive  Officer  pursuant to Sarbanes Oxley
          Section 302.

  31.2    Certification  by Chief Financial  Officer  pursuant to Sarbanes Oxley
          Section 302.

  32.1    Certification  by  Chief  Executive  Officer  pursuant  to 18 U.S.  C.
          Section 1350

  32.2    Certification  by  Chief  Financial  Officer  pursuant  to 18 U.S.  C.
          Section 1350

_____________________

*  Previously filed.

b)    Reports on Form 8-K.


      1. The Company filed a Current Report on Form 8-K/A on January 28, 2003, which disclosed the appointment of R.E. Bassie & Co. and elect Mr. Carlos H. Mendoza as Chairman of the Board of Directors of the Company.

      2. The Company filed a Current Report on Form 8-K on June 4, 2003, which disclosed the unaudited proforma consolidated financial statement for the nine months ended September 30, 2002.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2003 and 2002, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $50,000 and $80,000, respectively.

Audit Related Fees. For the years ended December 31, 2003 and 2002, the Company did not incurred fees to auditors for audit related fees, respectively.

All Other Fees. The aggregate fees billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees" and for the fiscal years ended December 31, 2003 and 2002 were zero for both years.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPSO WIRELESS, INC.


By:  /s/ David Davila                                       Date: April 19, 2004
     ----------------
     David Davila
     Chief Executive Officer and
     President


By:  /s/ Winfred Fields                                     Date: April 19, 2004
     ------------------
     Winfred Fields
     Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
By:  /s/ David Davila                                       Date: April 19, 2004
     ----------------
     David Davila
     Chief Executive Officer and
     President

By:  /s/ Winfred Fields                                     Date: April 19, 2004
     ------------------
     Winfred Fields
     Chief Financial Officer

By:  /s/ Ricardo Alvarez                                    Date: April 19, 2004
     --------------------
     Ricardo Alvarez
     Director

By:  /s/ Carlos H. Mendoza                                  Date: April 19, 2004
     ---------------------
     Carlos H. Mendoza
     Chairman

                      CALYPSO WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                                      Index                                         Page




Independent Auditors' Reports........................................................F-2

Consolidated Financial Statements:

     Balance Sheets - December 31, 2003 and 2002.....................................F-3

     Statements of Operations - Years ended December 31, 2003 and 2002
          With cumulative totals from inception to December 31, 2003.................F-4

     Statements of Stockholders' Equity - Years ended December 31, 2003 and 2002
          With cumulative totals from inception to December 31, 2003.................F-5

     Statements of Cash Flows - Years ended December 31, 2003 and 2002
          With cumulative totals from inception to December 31, 2003.................F-6

Notes to Consolidated Financial Statements...........................................F-7

                          Independent Auditors' Report


The Board of Directors and Stockholders
Calypso Wireless, Inc.:

We have audited the consolidated balance sheets of Calypso Wireless, Inc. and subsidiary (a development stage company - the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the two-year period ended December 31, 2003 and for the period from inception to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calypso Wireless, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the two-year period ended December 31, 2003 and for the period from inception to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


                           /s/ R. E. Bassie & Co.


Houston, Texas
March 26, 2004

                    CALYPSO WIRELESS, INC. AND SUBSIDIARY
                        (A Development Stage Company)

                         Consolidated Balance Sheets

                         December 31, 2003 and 2002


                                   Assets                                             2003              2002
                                   ------                                             ----              ----
Current assets:
     Cash                                                                        $      833,209   $      265,012
     Prepaid expenses                                                                     2,679                -
     Inventories                                                                         86,103          357,970
                                                                                 ---------------  ---------------
             Total current assets                                                       921,991          622,982
                                                                                 ---------------  ---------------

Property and equipment, net of accumulated
     depreciation                                                                     4,155,324        4,150,180

Patent                                                                                  220,176           79,774
Software development costs                                                            6,531,795        5,506,213
Other assets                                                                             54,767           46,961
                                                                                 ---------------  ---------------
             Total assets                                                        $   11,884,053   $   10,406,110
                                                                                 ===============  ===============

                    Liabilities and Stockholders' Equity

Liabilities:
     Accounts payable and accrued expenses                                              373,497        1,415,323
     Advances from customers                                                             84,790                -
     Accrued interest payable                                                                 -          146,950
     Loans payable to shareholders                                                      291,000          521,727
     Current portion of long-term debt                                                        -          782,695
                                                                                 ---------------  ---------------
             Total liabilities - current                                                749,287        2,866,695
                                                                                 ---------------  ---------------

Stockholders' equity:
     Common stock, $.001 par value.  Authorized 200,000,000 shares:
         105,221,483 shares issued and outstanding at
         December 31, 2003, and 100,131,977 shares issued and
         outstanding at December 31, 2002                                               105,221          100,132
     Additional paid-in capital                                                      17,713,383       11,450,045
     Deficit accumulated during the development stage                                (6,393,838)      (4,010,762)
                                                                                 ---------------  ---------------
                                                                                     11,424,766        7,539,415
     Less stock subscription receivable                                                (290,000)               -
                                                                                 ---------------  ---------------
             Total stockholders' equity                                              11,134,766        7,539,415

Commitments

                                                                                 ---------------  ---------------
             Total liabilities and stockholders' equity                          $   11,884,053   $   10,406,110
                                                                                 ===============  ===============

          See accompanying notes to consolidated financial statements.

                      CALYPSO WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      Consolidated Statements of Operations

                     Years ended December 31, 2003 and 2002

                                                                                                       Cumulative
                                                                                                       totals from
                                                                                                       inception to
                                                                                                       December 31,
                                                                     2003             2002                2003
 Revenues                                                        $     395,867   $            -            395,867
 Cost of goods sold                                                    271,867                -            271,867
                                                                 ---------------  ----------------  ----------------
         Gross profit                                                  124,000                -            124,000

 Operating expenses:
     Research and development                                                -                -          3,202,249
     General and administrative                                      2,427,133          186,550          3,103,009
     Interest                                                           78,269           67,217            205,884
     Depreciation                                                        1,674            1,674              6,696
                                                                 ---------------  ----------------  ----------------
        Total operating expenses                                     2,507,076          255,441          6,517,838
                                                                 ---------------  ----------------  ----------------
        Net loss from operations before provision
           for income taxes                                         (2,383,076)        (255,441)        (6,393,838)

 Provision for income taxes                                                  -                -                  -
                                                                 ---------------  ----------------  ----------------
        Net loss from operations                                 $  (2,383,076)   $    (255,441)    $   (6,393,838)
                                                                 ===============  ================  ================


 Net loss per common share - basic and diluted:


     Net loss applicable to common shareholders                  $       (0.02)   $       (0.00)
                                                                 ===============  ================

 Weighted average common shares - basic and diluted                 99,979,194       89,241,250
                                                                 ===============  ================

          See accompanying notes to consolidated financial statements.

                      CALYPSO WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 Consolidated Statements of Stockholders' Equity

                     Years ended December 31, 2003 and 2002

                                                                                           Deficit
                                                                                         accumulated
                                                                            Additional   during the       Stock           Total
                                                     Common Stock           paid-in      development    subscription   stockholders'
                                                  shares       amount       capital         stage       receivable        equity
                                              -------------   ---------   -----------  ------------    ------------- -------------
 Balance, December 1, 1997                               -    $     -     $        -   $         -     $         -   $          -

     Proceeds from the sale of common shares   290,000,000     29,000      9,145,717             -               -      9,174,717

     Net loss                                            -          -              -    (3,202,249)              -     (3,202,249)

                                              -------------   ---------   -----------  ------------    ------------- -------------
 Balance, December 31, 1999                    290,000,000     29,000      9,145,717    (3,202,249)                     5,972,468

     Proceeds from the sale of common shares     4,876,834        488        249,612             -               -        250,100

     Net loss                                            -          -              -       (86,068)              -        (86,068)

                                              -------------  ----------   -----------  ------------    ------------- -------------
 Balance, December 31, 2000                    294,876,834     29,488      9,395,329    (3,288,317)                     6,136,500

     Issuance of common shares for services      5,856,000        585        585,015             -               -        585,600

     Proceeds from the sale of common shares     2,120,811        212      1,109,895             -               -      1,110,107

     Net loss                                            -          -              -      (469,904)              -       (469,904)

                                              -------------  ----------   -----------  ------------    ------------- -------------
 Balance, December 31, 2001                    302,853,645     30,285     11,090,239    (3,758,221)                     7,362,303

     Proceeds from the sale of common shares     5,494,036        549        349,104             -               -        349,653

     Recapitalization - Reverse Merger        (218,215,704)    59,298        (59,298)            -               -              -

     Issuance of common shares for services     10,000,000     10,000         70,000             -               -         80,000

     Net loss                                            -          -              -      (252,541)              -       (252,541)

                                              -------------  ----------   -----------  ------------    ------------- -------------
 Balance, December 31, 2002                    100,131,977    100,132     11,450,045    (4,010,762)                     7,539,415

     Proceeds from private placement
      of common shares                           3,720,913      3,721      1,669,609             -        (290,000)     1,383,330

     Issuance of common shares for services      5,589,757      5,590      3,341,258             -               -      3,346,848

     Issuance of  common shares for
      conversion of debt                         2,445,503      2,445      1,245,804             -               -      1,248,249

     Cancellation of previously issued shares   (6,666,667)    (6,667)         6,667             -               -              -

     Net loss                                            -          -              -    (2,383,076)              -     (2,383,076)

                                              -------------  ---------   ------------  ------------    ------------- -------------
 Balance, December 31, 2003                    105,221,483   $105,221    $17,713,383   $(6,393,838)    $  (290,000)   $11,134,766
                                              =============  =========   ============  ============    ============= =============

          See accompanying notes to consolidated financial statements.

                      CALYPSO WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 2003 and 2002

                                                                                                   Cumulative
                                                                                                   totals from
                                                                                                   inception to
                                                                                                   December 31,
                                                                     2003             2002             2003
 Cash flows from operating activities:
     Net loss                                                    $  (2,383,076)   $    (252,541)  $ (6,393,838)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation                                                  1,674            1,674          6,696
           Common stock issued for services                          3,346,848           80,000      4,012,448
           (Increase) decrease in operating assets:
               Inventories                                             271,867                -        (86,103)
               Prepaid expenses                                         (2,679)               -         (2,679)
               Patent                                                 (140,402)          (1,576)      (220,176)
               Production development costs                         (1,025,582)      (1,576,857)    (6,531,795)
               Other assets                                             (7,806)             (50)       (54,767)
           Increase (decrease) in operating liabilities:
               Accounts payable and accrued expenses                (1,035,942)       1,225,829        402,440
               Advances from customers                                  84,790                -         84,790
               Accrued interest payable                                      -           67,217        205,884
                                                                 --------------   --------------  -------------
                  Net cash used in operating activities               (890,308)        (456,304)    (8,577,100)
                                                                 --------------   --------------  -------------

 Cash flows from investing activities:
     Capital expenditures for property and equipment                    (6,818)         (31,287)    (4,162,020)
                                                                 --------------   --------------  -------------
                  Net cash used in investing activities                 (6,818)         (31,287)    (4,162,020)
                                                                 --------------   --------------  -------------

 Cash flows from financing activities:
     Proceeds from issuance of stock                                 1,673,330          349,653     12,557,907
     Increase subscription receivable                                 (290,000)               -       (290,000)
     Proceeds from long-term debt                                            -          265,000        782,695
     Net borrowings from shareholders                                   81,993          137,880        521,727
                                                                 --------------   --------------  -------------
                  Net cash provided by financing activities          1,465,323          752,533     13,572,329
                                                                 --------------   --------------  -------------

                  Net increase in cash                                 568,197          264,942        833,209

 Cash at beginning of year                                             265,012               70              -
                                                                 --------------   --------------  -------------
 Cash at end of year                                             $     833,209    $     265,012   $    833,209
                                                                 ==============   ==============  =============


 Supplemental schedule of cash flow information:
     Non-cash transactions:
        Issuance of common stock for conversion of debt          $   1,248,249    $           -   $  1,248,249
                                                                 ==============   ==============  =============

          See accompanying notes to consolidated financial statements.

                      CALYPSO WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


(1)  Summary of Significant Accounting Policies

     Organization, Ownership and Business

     Calypso Wireless, Inc. (the "Company or Calypso"), formerly Kleer-Vu Industries, Inc. (Kleer-Vu), was incorporated in the State of Delaware on March 22, 1983 (see note 2). It's wholly-owned subsidiary, Industria de Telecomunicaciones Americanas ATEL, S.A. (American Telecom Industries ATEL, S.A.) was incorporated in 1997 under the Laws of the Republic of Costa Rica. The Company operates as a holding company with one wholly owned subsidiary.

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

                      CALYPSO WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


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

     Impairment of Long-Lived Assets

     Realization of long-lived assets, including goodwill, is periodically assessed by the management of the Company. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. In management's opinion, there is no impairment of such assets at December 31, 2003.

     Revenue Recognition

     The Company recognizes revenue at the time of shipment of product to its customers or completion of services provided.

     Income Taxes

     The Company is a taxable entity and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of

                      CALYPSO WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


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

     New Standards Implemented

     In January 2003, the FASB issued SFAS No. 148,  "Accounting for Stock-Based
     Compensation  -  Transition  and  Disclosures."   This  statement  provides

                      CALYPSO WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002



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

     SFAS 149 -- In April 2003, the FASB issued SFAS 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. In general, this Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have an impact on the Company's financial condition or results of operations.

     SFAS 150 In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial condition or results of operations.

     FASB Interpretation No. 45 -- In November 2002, the FASB issued interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others (FIN 45). Beginning with transactions entered into after December 31, 2002, FIN 45 requires certain guarantees to be recorded at fair value, which is different from prior accounting practices, which was generally to record a liability only when a loss was probable and reasonably estimable, as defined in SFAS 5, Accounting for Contingencies. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the Company to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. In accordance with FIN 45 the Company will record guarantees entered into after December 31, 2002 as a liability, at fair value.

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

                      CALYPSO WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002



     Wireless, Inc. Kleer-Vu had no assets, $3,838 of liabilities at October 4, 2002, and no revenues or expenses for the years ended December 31, 2001 and 2000, and the period from January 1, 2002 through October 4, 2002.
     Therefore, proforma financial statements would be the same as those presented for Calypso Wireless, Inc.

(3)  Inventories

     Inventories consisted of raw materials at December 31, 2003 and 2002, and were located at the Selectron, S.A. plant in Managua, Nicaragua.

(4)  Property and Equipment

     Major classes of property and equipment together with their estimated useful lives, consisted of the following:


                                                                             December 31
                                                            -----------------------------------
                                                Years              2003                2002
                                              ----------    ---------------     ---------------

       Machinery and equipment                  5-15        $   3,405,952       $  3,405,952
       Laboratory equipment                     5-15              715,778            715,778
       Office furniture and equipment             5                40,290             33,472
                                                            ---------------     ---------------

                                                                4,162,020          4,155,202
       Less accumulated depreciation                               (6,696)            (5,022)
                                                            ---------------     ---------------

       Net property and equipment                           $   4,155,324       $  4,150,180
                                                            ===============     ===============

     The machinery and equipment for production of the products have not been place in service; therefore, depreciation is being computed on the office furniture and equipment only.

(5)  Software Development Costs

     Software development costs represents capitalized costs incurred in the development of the cellular phones and telecommunications infrastructure software. The Company began capitalizing this cost once technological feasibility had been established during the first quarter of 1999. All costs incurred prior to establishment of technological feasibility were expensed as research and development expenses. The Company will begin amortizing this cost once the products are available for general release to customers.

(6)  Long-term Debt

     Long-term debt represents a revolving line of credit agreement with a financial institution, which allowed the Company to borrow up to $1,500,000 through December 31, 2003. The note bears interest at 10% per annum, with principal and accrued interest due at December 31, 2003. The note was secured by a personal guarantee of the Company's Chief Executive Officer. The balance of the note and accrued interest was converted to equity in 2003 by the issuance of 2,394,820 shares of common stock.

                      CALYPSO WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002



(7)  Capital Stock

     The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 105,221,483 were issued and outstanding as of December 31, 2003.

(8)  Income Taxes

     A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended December 31, are as follows:

                                                                                            December 31
                                                                                ------------------------------------
                                                                                      2003                2002
                                                                                ----------------    ----------------

      Tax expense/(benefit) computed at statutory rate for                      $     (810,246)     $     (86,034)
         continuing operations
      Tax (benefit) of operating loss carryforwards                                    810,246             86,034
                                                                                ----------------    ----------------

      Tax expense/(benefit) for continuing operations                           $            -      $           -
                                                                                ================    ================

     The Company has current net operating loss carryforwards in excess of $2,100,000 as of December 31, 2003, to offset future taxable income, which expire 2022.

     Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

                                                                         December 31
                                                            ------------------------------------
                                                                 2003                2002
                                                            ----------------    ----------------

             Deferred tax assets:
                 Net operating loss                         $   2,174,075       $  1,,363,829
                                                            ----------------    ----------------

                 Total deferred tax asset                       2,174,075           1,363,829

                 Valuation allowance                           (2,174,075)        (1,363,829)
                                                            ----------------    ----------------

                 Net deferred asset                         $           -       $          -
                                                            ================    ================

     At December 31, 2003, the Company provided a 100% valuation allowance for the deferred tax asset because given the volatility of the current economic climate, it could not be determined whether it was more likely than not that the deferred tax asset would be realized.

(9)  Lease Agreements

     In July 2002, American Telecom Industries ATEL, S.A. negotiated a contract manufacturing agreement with Selectron, S.A. Significant terms of the agreement are as follows:

                      CALYPSO WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002




     o The agreement is effective for five years, and may be renewed by mutual agreement of the parties.

     o    Once the products manufacturing process has commenced,  Selectron,  S.
          A. shall pay monthly rent in the amount of $10,000 for the use of machinery. Payments will take into consideration credits applied to the amount invoiced by Selectron, S. A. for assembly.

     o    Selectron,   S.  A.  is  required  to  provide  adequate  and  regular
          maintenance to leased machinery and equipment and to make payments or apply credits to the lessor in a timely manner.

     The Company leases office space under a noncancellable-operating lease, which expires in September 2005. Future minimum lease under this operating lease is as follows:

                    Year
                 December 31,                         Amount

                    2004                             $ 43,389
                    2005                               33,747
                                                     --------
                                                     $ 77,136
                                                     ========