Form 10QSB
period 2004-03-31
CALYPSO WIRELESS INC
filed 2004-07-02
CIK 719729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark one)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2004

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ] APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of the issuer's common equity outstanding as of the latest practicable date: 105,221,483 as of June 28, 2004.

======================================================================================
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


======================================================================================

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------


The Board of Directors and Stockholders
Calypso Wireless, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Calypso Wireless, Inc. and subsidiary as of March 31, 2004, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Calypso Wireless, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 26, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                             /s/ R. E. Bassie & Co.




Houston, Texas
June 28, 2004

                                 CALYPSO WIRELESS, INC. AND SUBSIDIARY
                                     (A Development Stage Company)

                                      CONSOLIDATED BALANCE SHEETS

                              As of March 31, 2004 and December 31, 2003
                       (Unaudited - see accompanying accountants' review report)



                                                                      March 31,        December 31,
Assets                                                                  2004               2003
                                                                  -----------------  -----------------
                                                                                         (Audited)
Current assets:
  Cash and cash equivalents                                       $      1,275,881   $        833,209
  Prepaid expenses                                                          71,267              2,679
  Inventories                                                               86,103             86,103
                                                                  -----------------  -----------------
      Total current assets                                               1,433,251            921,991
                                                                  -----------------  -----------------

Property and equipment, net of accumulated depreciation                  4,180,047          4,155,324

Patent                                                                     220,658            220,176
Product development costs                                                6,799,570          6,531,795
Other assets                                                                52,867             54,767
                                                                  -----------------  -----------------
      Total assets                                                $     12,686,393   $     11,884,053
                                                                  =================  =================

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
  Accounts payable and accrued expenses                           $        330,514   $        373,497
  Advances from customers                                                   84,790             84,790
  Loans payable to shareholders                                            291,000            291,000
                                                                  -----------------  -----------------
      Total liabilities - current                                          706,304            749,287
                                                                  -----------------  -----------------

Stockholders' equity:
  Common stock, $.001 par value.  Authorized 200,000,000 shares:
    107,854,483 shares issued and outstanding at March 31, 2004,
    105,221,483 shares issued and outstanding at December 31, 2003         107,854            105,221
  Additional paid-in capital                                            19,954,830         17,713,383
  Deficit accumulated during the development stage                      (7,792,595)        (6,393,838)
                                                                  -----------------  -----------------
                                                                        12,270,089         11,424,766
  Less stock subscription receivable                                      (290,000)          (290,000)
                                                                  -----------------  -----------------
      Total stockholders' equity                                        11,980,089         11,134,766

Commitments

      Total liabilities and stockholders' equity                  $     12,686,393   $     11,884,053
                                                                  =================  =================


See accompanying notes to consolidated financial statements.

                               CALYPSO WIRELESS, INC. AND SUBSIDIARY
                                   (A Development Stage Company)

                               CONSOLIDATED STATEMENTS OF OPERATIONS

                             Three months ended March 31, 2004 and 2003
                     (Unaudited - see accompanying accountants' review report)


                                                                                  Cumulative
                                                                                  totals from
                                                                                  inception to
                                                         March 31,                March 31,
                                                 2004                2003         2004
                                          ------------------  ------------------  -----------------
Revenues                                  $                -   $              -   $        395,867
Cost of goods sold                                         -                  -            271,867
                                          ------------------  ------------------  -----------------
   Gross profit                                            -                  -            124,000
                                          ------------------  ------------------  -----------------

Operating expenses:
   Research and development                                -                  -          3,202,249
   General and administrative expenses             1,398.338            271,756          4,501,347
   Interest expense                                        -             12,942            205,884
   Depreciation                                          419                419              7,115
                                          ------------------  ------------------  -----------------
   Total operating expenses                        1,398,757            285,117          7,916,595
                                          ------------------  ------------------  -----------------

   Net loss before income taxes                   (1,398,757)          (285,117)        (7,792,595)

Provision for income taxes                                 -                  -                  -


                                          ------------------  ------------------  -----------------
   Net loss for common stockholder        $       (1,398,757)  $       (285,117)  $     (7,792,595)
                                          ===================  =================  =================
Net loss per share - basic and diluted    $            (0.01)  $          (0.00)
                                          ===================  =================

Weighted average common shares basic and
diluted                                          106,044,793        103,002,242
                                          ===================  =================


See accompanying notes to consolidated financial statements.

                                       CALYPSO WIRELESS, INC. AND SUBSIDIARY
                                           (A Development Stage Company)

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Three months ended March 31, 2004 and 2003
                             (Unaudited - see accompanying accountants' review report)


                                                                                                 For the period
                                                                                                 from December
                                                                                                 1,1997(date of
                                                                                                 inception)
                                                                                                 through
                                                                       March 31,                 March 31,
                                                               2004               2003                2004
                                                        ------------------  -----------------  -------------------
Cash flows from operating activities:
Net loss                                                $      (1,398,757)  $       (285,117)  $       (7,792,595)
Adjustments to reconcile loss to net cash used in
   operating activities:
   Depreciation                                                       419                419                7,115
   Common stock issued for services                               814,580          2,200,000            4,827,028
   (Increase) decrease in operating assets:
      Prepaid expenses                                            (68,588)          (328,000)             (71,267)
      Inventories                                                       -                  -              (86,103)
      Patent                                                         (482)                 -             (220,658)
      Product development costs                                  (267,775)          (463,595)          (6,799,570)
      Other assets                                                  1,900                  -              (52,867)
   Increase (decrease) in operating liabilities:
      Accounts payable and accrued expenses                       (42,981)        (1,259,899)             359,459
      Advances from customers                                           -            113,400               84,790
      Accrued interest payable                                          -             12,942              205,884
                                                        ------------------  -----------------  -------------------
        Net cash used in operating activities                    (961,684)            (9,850)          (9,538,784)
                                                        ------------------  -----------------  -------------------

Cash flows from investing activities:
Purchase of property and equipment                                (25,144)                 -           (4,187,164)
                                                        ------------------  -----------------  -------------------
        Net cash used in investing activities                     (25,144)                 -           (4,187,164)
                                                        ------------------  -----------------  -------------------

Cash flows from financing activities:
Proceeds from the sale of common shares                         1,429,500                  -           13,987,407
Increase in stock subscription receivable                               -                  -             (290.000)
Proceeds from long-term debt                                            -                  -              782,695

Net borrowings (repayment) of loans from shareholders                   -             (5,000)             521,727
                                                        ------------------  -----------------  -------------------
        Net cash provided by (used in)
        financing activities                                    1,429,500             (5,000)          15,001,829
                                                        ------------------  -----------------  -------------------

        Net increase (decrease) in cash                           442,672            (14,850)           1,275,881

Cash at beginning of year                                         833,209            265,012                    -
                                                        ------------------  -----------------  -------------------
Cash at end of period                                   $       1,275,881   $        250,162   $        1,275,881
                                                        ==================  =================  ===================

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest                                                $               -   $              -

Income taxes                                            $               -   $              -


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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2004 are not indicative of the results that may be expected for the year ending December 31, 2004.

Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

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

(5)  LEGAL  PROCEEDINGS

Please see Part II, Item I Legal Proceedings of this Quarterly Report which text is incorporated herein by reference.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

As noted above, the Company is a development stage company, and has been in the development stage since inception. The Company's wholly owned subsidiary; Industria de Telecomunicaciones Americanas ATEL, S.A. (American Telecom Industries ATEL, S.A.), incorporated in 1997 under the Laws of the Republic of Costa Rica and began research and development activities. To date the Company subsidiary has expended over $3.2 million on the research and development project. In January 1999, the Company engineers determined that the products were technologically feasible. Subsequent to the determination of technological feasibility, the Company has expended approximately $7.0 million to develop the product to its current stage, with approximately four additional months of work necessary before the Company will be ready to begin shipping the products.

CAPITAL  EXPENDITURES

Since 1997, the Company has expended over $4.2 million on machinery and equipment necessary to produce its products. The machinery and equipment is located in Selectron, S. A. plant in Managua, Nicaragua, Central America. The Company has entered into a contract manufacturing agreement with Selection, S.A. to manufacture the products using the machinery and equipment owned by the Company. The machinery and equipment will be leased to Selectron, S.A, with the lease payments being deducted from monthly invoices submitted by Selectron, S.A. for payments for production of the products. The Company estimates that no significant additional capital investments in machinery and equipment will be necessary to produce the products.

RESEARCH  AND  DEVELOPMENT

As noted above, the Company research and development activities were completed during the first quarter of 1999, when the technological feasibility of the products was established. The Company has expended a total of $10.2 million on research and development of the products to its current stage.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2004, COMPARED TO THREE MONTHS ENDED MARCH 31, 2003.

REVENUES

During the three-month periods ended March 31, 2004 and 2003, we did not generate any revenues, since the Company is in a development stage.

OPERATING  EXPENSES

Operating Expenses incurred for the three months ended March 31, 2004, aggregated $1,398,757 as compared to $285,117 for the three months ended March 31, 2003. Our operating expenses increased by $1,113,640 for the three months ended March 31, 2004 when compared to the comparable quarter of fiscal 2003. This increase is primarily due to legal, consulting and professionals services expenses, travel and advertising related expenses.

NET  LOSS  AND  LOSS  PER  SHARE

The net loss was $1,398,757 for the three month ended March 31, 2004, as compared to a net loss of $285,117 for the three month ended March 31, 2003. The net loss increased by $1,113,640 from the previous period primarily as a result of the increase in operating expenses.

OFF-BALANCE  SHEET  ARRANGEMENTS

The Company had no off-balance sheet arrangements for the three-month period ending March 31, 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2004, we had working capital of $726,947 as compared with a working capital of $172,704 at December 31, 2003. The Current ratio was 2,03 as of March 31, 2004, compared to 1,23 as of December 31, 2003. Our positive working capital is primarily the result of the following:

o The completion of our private placement in March 2004 pursuant to which we raised an aggregate of $1,429,500; and

o  A decrease in accounts payable and accrued expenses;

The Company estimates it will need to invest in an additional $5 million to complete the process and begin shipment of the products. Our funding requirements of $5 million includes working capital, marketing costs, acquisition costs, general and administrative costs, and the purchase of inventory and technology.

The Company's subsidiary has a $1.5 million credit facility with Intercapital, S.A., and have no outstanding balance as of March 31, 2004. The note bears interest at 10% per annum. The note was secured by a personal guarantee of the Company's Chief Executive Officer. The balance of the note and accrued interest was converted to equity in 2003 by the issuance of 2,394,820 shares of common stock.

The Company signed a one-year $5.2 million contract with C.G.E. Distributors Corp. to deliver its smart real-time two way video conferencing cellular phones, WLAN Access Point and networks software products.

We have historically sustained our operations and funded our capital requirements with the funds received from the sale of our common stock. To date, the Company's investors have contributed over $13.0 million in cash and approximately $700,000 in services in consideration for the issuance of stock.

The Company is currently negotiating debt and/or equity financing arrangements to provide an alternative source for its future capital needs. However, there can be no assurance that the company will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

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

We believe application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when the facts and circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate, and the actual results have not differed materially from those determined using necessary estimates.

Our accounting policies are more fully described in Note 1 to the Audited consolidated financial statements as filed in the Company's 10-KSB for the year ended December 31, 2003. We have identified certain critical accounting policies that are described below.

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

Income taxes: Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The Company provided a 100% valuation allowance for the deferred tax asset because given the volatility of the current economic climate, it could not be determined whether it was more likely than not that the deferred tax asset would be realized.

ITEM  3.  CONTROLS  AND  PROCEDURES

As of March 31, 2004, an evaluation was performed by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

The company is party to certain legal proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such legal matters will not have a material adverse effect on the company's results of operations or financial position.

ITEM  2.  CHANGES  IN  SECURITIES

During the fiscal quarter ended March 31, 2004, the Company sold to accredited investors an aggregate of 2,359,000 shares of common stock for an aggregate purchase price of $1,429,500.

In March 2004, the Company issued the following securities:

     - 24,000 shares of common stock to 21st Century S.A., a Luxemburg corporation. Such shares were issued to 21st Century pursuant to a strategic consulting and advisor agreement entered into between the Company and 21st Century in November 2003 which provided for 21st Century to assist the Company in developing its business model, formulating strategic plans and assist the Company in implementing said plans;

     - 25,000 shares of common stock to 21st Century S.A., a Luxemburg corporation. Such shares were issued to 21st Century pursuant to a consulting agreement entered into between the Company and 21st Century in March 2004 which provided for 21st Century to assist the Company in its efforts to seek financing outside the continental United States; and

     - 25,000 shares of common stock to Mr. Ricardo Alvarez. Such shares were issued to Mr. Alvarez pursuant to a consulting agreement entered into between the Company and Mr. Alvarez in July 2003 which provided for Mr. Alvarez to assist the Company in connection with general business matters.


* All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Calypso or executive officers of Calypso, and transfer was restricted by Calypso in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM  3.  DEFAULT  UPON  SENIOR  SECURITIES

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

None.

(a)  Exhibits

Exhibit
Number                           Description
------                           -----------

31.1 Certification of the Principal Executive Officer of Calypso Wireless, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Principal Financial Officer of Calypso Wireless, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Principal Executive Officer of Calypso Wireless, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2   Certification  of  the Principal Financial Officer of Calypso Wireless,
       Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.(b) Reports on Form 8-K.-

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               CALYPSO  WIRELESS,  INC.

               By:     /s/  David  Davila
                       -------------------------------------
                       Chief Executive Officer and President

               Dated:  June 28, 2004


In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                     Title                         Date
     ---------                     -----                         ----


By: /s/ David Davila          Chief Executive Officer       June 28, 2004
    ----------------          and  President,
     David  Davila


By: /s/ Winfred Fields        Chief Financial Officer       June 28, 2004
    --------------------
     Winfred  Fields
     ---------------