Form 10QSB
period 2004-06-30
CALYPSO WIRELESS INC
filed 2004-09-22
CIK 719729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark one)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2004

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


Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ] APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of the issuer's common equity outstanding as of the latest practicable date: 108,499,471 as of August 17, 2004.


======================================================================================
                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements                                                         4
Item 2. Management's Discussion and Analysis of Financial Condition or Plan of       9
Operations
Item 3. Controls and Procedures                                                     10


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                           11
Item 2. Changes in Securities and Small Business Issuer Purchases of Equity         11
Securities
Item 3. Defaults Upon Senior Securities                                             11
Item 4. Submission of Matters to a Vote of Security Holders                         11
Item 5. Other Information                                                           11
Item 6. Exhibits and Reports on Form 8-K                                            12


======================================================================================

            REPORT OF INDEPENDENT REGISTRERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Calypso Wireless, Inc.:

We have reviewed the accompanying consolidated balance sheet of Calypso Wireless, Inc. and subsidiary as of June 30, 2004, and the related condensed consolidated statements of operations and cash flows for the three and six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Calypso Wireless, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 26, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






                             /s/ R. E. Bassie & Co.
                             ----------------------
                                 R. E. Bassie & Co.



Houston, Texas
August 2, 2004

                      CALYPSO WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                    As of June 30, 2004 and December 31, 2003
            (Unaudited - see accompanying accountants' review report)



                                                                      June 30,        December 31,
Assets                                                                  2004             2003
                                                                  -----------------  -----------------
                                                                                         (Audited)

Current assets:
  Cash and cash equivalents                                       $      1,005,023   $        833,209
  Accounts receivable                                                      241,500                  -
  Receivables from shareholders                                             70,035                  -
  Prepaid expenses                                                          93,234              2,679
  Inventories                                                                    -             86,103
                                                                  -----------------  -----------------
      Total current assets                                               1,409,792            921,991
                                                                  -----------------  -----------------

Property and equipment, net of accumulated depreciation                  4,161,168          4,155,324

Patent                                                                     220,658            220,176
Product development costs                                                6,644,720          6,531,795
Other assets                                                                54,310             54,767
                                                                  -----------------  -----------------
      Total assets                                                $     12,490,648   $     11,884,053
                                                                  =================  =================

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
  Accounts payable and accrued expenses                           $        374,610   $        373,497
  Advances from customers                                                   84,790             84,790
  Loans payable to shareholders                                            291,000            291,000
                                                                  -----------------  -----------------
      Total liabilities - current                                          750,400            749,287
                                                                  -----------------  -----------------

Stockholders' equity:
  Common stock, $.001 par value.  Authorized 200,000,000 shares:
    108,499,471 shares issued and outstanding at June 30, 2004
    105,221,483 shares issued and outstanding at December 31, 2003         108,499            105,221
  Additional paid-in capital                                            20,204,145         17,713,383
  Deficit accumulated during the development stage                      (8,572,396)        (6,393,838)
                                                                  -----------------  -----------------
                                                                        11,740,248         11,424,766
  Less stock subscription receivable                                             -           (290,000)
                                                                  -----------------  -----------------
      Total stockholders' equity                                        11,740,248         11,134,766


      Total liabilities and stockholders' equity                  $     12,490,648   $     11,884,053
                                                                  =================  =================



          See accompanying notes to consolidated financial statements.

                      CALYPSO WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                Three and six months ended June 30, 2004 and 2003
            (Unaudited - see accompanying accountants' review report)



                                                                                                        Cumulative
                                                                                                       Totals from
                                         Three months ended June 30,       Six months ended June 30,   Inception to
                                        ------------------------------  -----------------------------    June 30,
                                             2004            2003            2004           2003           2004
                                        --------------  --------------  -------------  --------------  -------------
Revenues                                $           -   $           -   $           -   $          -        395,867
Cost of goods sold                                  -               -               -              -        271,867
                                        --------------  --------------  --------------  -------------  -------------
    Gross profit                                    -               -               -              -        124,000
                                        --------------  --------------  --------------  -------------  -------------

Operating expenses:
  Research and development                          -               -               -              -      3,202,249
  General and administrative expenses         922,573         227,492       2,066,487        499,248      5,164,508
  Write-off of inventories                     86,103               -          86,103              -         86,103
  Interest expense                                  -          12,942               -         25,884        210,872
  Depreciation                                 25,549             419          25,968            838         32,664
                                        --------------  --------------  --------------  -------------  -------------
    Total operating expenses                1,034,225         240,853       2,178,558        525,970      8,696,396
                                        --------------  --------------  --------------  -------------  -------------

    Net loss before income taxes           (1,034,225)       (240,853)     (2,178,558)      (525,970)    (8,572,396)

Provision for income taxes                          -               -               -              -              -

                                        --------------  --------------  --------------  -------------  -------------
    Net loss                            $  (1,034,225)  $    (240,853)  $  (2,178,558)  $   (525,970)  $ (8,572,396)
                                        ==============  ==============  ==============  =============  =============


Net loss per share - basic and diluted  $       (0.01)  $       (0.00)  $       (0.02)  $      (0.01)
                                        ==============  ==============  ==============  =============

Weighted average common shares            108,070,354     104,335,242     107,069,186    102,923,242
                                        ==============  ==============  ==============  =============




          See accompanying notes to consolidated financial statements.

                      CALYPSO WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2004 and 2003
            (Unaudited - see accompanying accountants' review report)


                                                                                                 For the period
                                                                                                 from December
                                                                                                 1,1997(date of
                                                                                                 inception)
                                                                                                 through
                                                                       June 30,                  June 30,
                                                               2004               2003             2004
                                                        ------------------  -----------------  -------------------
Cash flows from operating activities:
Net loss                                                $      (2,178,558)  $       (525,970)  $       (8,572,396)
Adjustments to reconcile loss to net cash used in
   operating activities:
   Depreciation                                                    25,968                838               32,664
   Common stock issued for services                               814,580          2,200,000            4,827,028
   Write-off of inventories                                        86,103                  -               86,103
   Common stock issued for retirement of liabilities
   (Increase) decrease in operating assets:
      Accounts receivable                                        (241,500)                 -             (241,500)
      Prepaid expenses                                            (90,555)          (359,667)             (93,234)
      Receivables from shareholders                               (70,035)                 -              (70,035)
      Patent                                                         (482)                 -             (220,658)
      Product development costs                                  (112,925)          (835,387)          (6,644,720)
      Other assets                                                    457                  -              (54,310)
   Increase (decrease) in operating liabilities:
      Accounts payable and accrued expenses                         1,113           (745,311)             374,610
      Advances from customers                                           -            253,867               84,790
      Accrued interest payable                                          -             25,884                    0
                                                        ------------------  -----------------  -------------------
        Net cash used in operating activities                  (1,765,834)            14,254          (10,491,658)
                                                        ------------------  -----------------  -------------------

Cash flows from investing activities:
Purchase of property and equipment                                (31,812)                 -           (4,193,832)
                                                        ------------------  -----------------  -------------------
        Net cash used in investing activities                     (31,812)                 -           (4,193,832)
                                                        ------------------  -----------------  -------------------

Cash flows from financing activities:
Proceeds from the sale of common shares                         1,679,460                  -           14,616,818
Stock subscription receivable                                     290,000                  -                    -
Proceeds from long-term debt                                            -                  -              782,695
Net borrowings (repayment) of loans from shareholders                   -             (5,000)             291,000
                                                        ------------------  -----------------  -------------------
        Net cash provided by (used in)
        financing activities                                    1,969,460             (5,000)          15,690,513
                                                        ------------------  -----------------  -------------------

        Net increase (decrease) in cash                           171,814              9,254            1,005,023

Cash at beginning of year                                         833,209            265,012                    -
                                                        ------------------  -----------------  -------------------
Cash at end of period                                   $       1,005,023   $        274,266   $        1,005,023
                                                        ==================  =================  ===================

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest                                                $               -   $              -

Income taxes                                            $               -   $              -



          See accompanying notes to consolidated financial statements.

                      CALYPSO WIRELESS, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

Calypso Wireless, Inc. (the "Company" or "CLYW"), formerly Kleer-Vu Industries, Inc., operates as a holding company with one wholly owned subsidiary, Industria de Telecomunicaciones Americanas ATEL, S.A. (American Telecom Industries ATEL, S.A.), a Republic of Costa Rica corporation.

The accompanying consolidated financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 is unaudited but has been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, the interim data includes all adjustments (consisting of normal recurring adjustments) that are considered necessary for a fair presentation of the Company's interim results. Operating results for the three and six months periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

NOTE 2 - USE OF ESTIMATES

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 - LEGAL PROCEEDINGS

The company is party to certain legal proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such legal matters will not have a material adverse effect on the company's results of operations or financial position. In addition the Company has recently learned that a civil complaint has been introduced in Costa Rica against Carlos Hermoso Mendoza, the Company and the Company's wholly-owned subsidiary Industria de Telecomunicaciones Americanas ATEL, S.A.. The complaint seeks restitution and damages in the amount of $3,000,000 (three million dollars) for alleged actions by Mr. Hermoso Mendoza in 2001 when he was Chairman of Calypso Wireless then a private company and for which Mr. Hermoso Mendoza had been sued on a personal basis by the same party in Costa Rica that has now initiated the civil complaint mentioned above. The Company is not a party to the prior litigation involving a criminal complaint against Mr. Hermoso Mendoza. While the Company has not been served with regard to this civil complaint in Costa Rica and has not reviewed a copy of the allegations the opinion of the management of the Company is that the potential for material consequences that could adversely affect the results of operations and financial position exists. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

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

Important factors that might cause our actual results to differ from the results contemplated by the forward-looking statements include, among others, the following:

     o    substantial losses incurred by us to date;
     o    changes in consumer preferences;
     o    our debt levels;
     o    the availability, terms and deployment of capital;
     o    competition;
     o    changes or advances in technology;
     o    heavy reliance on third party suppliers and contract manufacturers;
     o    infringement of our patents and proprietary rights;
     o    quality  of  management,   business  abilities  and  judgment  of  our
          personnel; and
     o    general economic and business conditions.

We assume no obligation to publicly update or revise any forward-looking statements made in this Quarterly Report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this Quarterly Report.

OVERVIEW

The Company intends to become a supplier and licensor of cellular broadband real time video phones, and other wireless devices supporting telecommunications infrastructure, which utilize our patented ASNAP(TM) technology (U.S. Patent
Number: 6,680,923). ASNAP(TM) technology enables users of cellular phones, PCMCIA (Personal Computer Media Interface Card Accessory) cards and other wireless devices to seamlessly roam between existing cellular WAN (Wide Area Network's GSM/GPRS (Global System for Mobile Communications/General Packet Radio Service), or CDMA (Code Division Multiple Access) and WLAN (Wireless Local Area Networks) utilizing the 802.11 Wi-Fi standard (Wireless Fidelity). We believe we are currently the only company offering the wireless telephone and data service provider (mobile carriers) with patented technology that effectively integrates traditional cellular telephone systems and Internet Broadband access through WLAN (cellular, broadband, real time, video phones, WLAN access points and call-control media gateways).

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

The Company is a development stage company, and has been in the development stage since inception. The Company's wholly owned subsidiary Industria de Telecomunicaciones Americanas ATEL, S.A. (American Telecom Industries ATEL, S.A.) was incorporated in 1997 under the Laws of the Republic of Costa Rica and began research and development activities. To date the Company's subsidiary has expended over $3.2 million on the research and development project. In January 1999, the Company's engineers determined that the products were technologically feasible. Subsequent to the determination of technological feasibility the

Company has expended approximately $7.0 million to develop the product to its current stage. The Company estimates it will need at least an additional four months of work and an investment of approximately $1.0 million for the production and initial deployment of handheld wireless devices, incorporating the Company's patented ASNAP technology, under a range of field trial conditions for subsequent product certification by various carriers in several countries before the Company will be ready to move to the production phase and begin shipping the products.

In order to support the above-mentioned deployment of prototypes and field trials, which are expected to begin sometime between the fourth quarter of this year and the first quarter of 2005, the Company has maintained a continued effort of communications and dissemination of information with major carriers and other potential users of the Company's patented technology on a worldwide basis. As a result of these efforts several non-disclosure agreements and field trial agreements have been signed with carriers and other interested parties in several countries who want to take advantage of Calypso's patented ASNAP technology. To complement these ongoing efforts the Company also intends to continue discussing potential licensing agreements with various interested parties in the United States and abroad. By carrying these activities out the Company believes it will position itself to generate a revenue stream upon completion of field trials and execution of licensing agreements toward the end of the year or soon thereafter.


With respect to its patented technology the Company's policy is to defend its patent vigorously against infringement and violations by utilizing all available means.


The Company recognizes that it has reached a critical stage in its development where it will benefit from measures to further strengthen its management and technical team. To that end the Company has recently hired additional technical staff and it has made employment offers to other individuals with expertise and experience in senior corporate management, international business, market development, research and development as well as in risk management, including Mr. Ricardo Alvarez, who possesses extensive management and international business experience and a strong background in technical research. Mr. Alvarez is a member of the Board and has served as an advisor to the Company over the past few years.


CAPITAL EXPENDITURES

Since 1997, the Company has expended over $4.2 million on machinery and equipment necessary to produce its products. The machinery and equipment is located in Selectron, S. A. plant in Managua, Nicaragua, Central America. The Company has entered into a contract manufacturing agreement with Selectron, S.A. to manufacture the products using the machinery and equipment owned by the Company. The machinery and equipment will be leased to Selectron, S.A, with the lease payments being deducted from monthly invoices submitted by Selectron, S.A. for payments for production of the products. The Company estimates that no significant additional capital investments in machinery and equipment will be necessary to support the ongoing research and development program.

RESEARCH AND DEVELOPMENT

As noted above, the Company's initial research and development activities were completed during the first quarter of 1999, when the technological feasibility of the products was established. The Company has expended a total of $10.8 million on research and development of the products to its current stage. Given the nature of its business as a technology company, the Company is continuing to invest and shall continue to invest into the foreseeable future in research and development activities related to the deployment of its products for upcoming field trials, as well as to the development of future products and/or the enhancement of current ones. Said continued investment in research and development is needed in order to keep the company abreast of a fast evolving technology sector. Toward these objectives the Company plans to hire additional staff, mainly toward the fourth quarter of 2004 , to strengthen its research and development and technical team. With regard to its continuing research and development efforts the Company is pursuing a strategy of combining in-house capabilities with the outsourcing of certain efforts when this is deemed the most effective and expeditious means of completing specific tasks.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.

Net loss and loss per share

The net loss was $1,034,225 ($0.01 basic loss per share) for the three months period ended June 30, 2004, as compared to a net loss of $240,853 ($0.00 basic loss per share) for the three months period ended June 30, 2003. The net loss increased by $793,372 from the previous period primarily as a result of the increase in general and administrative expenses and the write-off of inventories.

Revenues

During the three months period ended June 30, 2004 and 2003, we did not generate any revenues, since the Company is in a development stage.

Operating expenses

Operating Expenses incurred for the three months ended June 30, 2004, aggregated $1,034,225 as compared to $240,853 for the three months ended June 30, 2003. Our operating expenses increased by 329% or $793,372 for the three months ended June 30, 2004 when compared to the comparable period of fiscal 2003. This increase is primarily due to legal, consulting and professionals services expenses, write-off of inventories, depreciation, and travel and advertising related expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

Net loss and loss per share

For the six months ended June 30, 2004, the Company generated net loss applicable to common stockholders of $2,178,558 ($0.02 basic loss per share), compared to a net less applicable to common stockholders of $525,970 ($0.01 basic earnings per share) for the six months ended June 30, 2003. The net loss increased by $1,652,588 from the previous period primarily as a result of the increase in general and administrative expenses and the write-off of inventories.

Revenues

During six-month periods ended June 30, 2004 and 2003, we did not generate any revenues, since the Company is in a development stage.

Operating expenses

Operating Expenses incurred for the six months ended June 30, 2004, aggregated $2,178,558 as compared to $525,970 for the six months ended June 30, 2003. Our operating expenses increased by 314% or $1,652,588 for the six months ended June 30, 2004 when compared to the comparable period of fiscal 2003. This increase is primarily due to legal, consulting and professionals services expenses, write-off of inventories, depreciation, and travel and advertising related expenses.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements for the six-month period ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Company had approximately $1 million in cash and cash equivalents. The working capital was $659,392 as compared with a working capital of $172,704 at December 31, 2003. The current ratio was 1.88 as of June 30, 2004, compared to 1.23 as of December 31, 2003. Our positive working capital is primarily the result of the following:

     o Proceeds from our private placement in June 2004 pursuant to which we raised an aggregate of $1,929,500; and
     o    An increase in prepaid expenses and accounts receivables.

Cash  used by  operating  activities  for the six  months  ended  June 30,  2004 amounted $1,765,834 compared to cash provided by operating activities of $14,254, for the six months ended June 30, 2003. The increase in cash used by operating activities is primarily the result of an increase in net loss ($1,652,588), and an increase in accounts receivables ($241,500), receivables from shareholders ($70.035), product development cost ($112,925) and prepaid expenses ($90,555).

Cash used by investing activities was $31,812 for the six months ended June 30, 2004. The Company's use of cash from investing activities was due to the acquisition of equipment.

Cash provided by financing activities amounted $1,969,460 for the six months ended June 30, 2004, compared to cash used by financing activities of approximately $5,000 for the six months ended June 30, 2003. The cash provided by financing activities was primarily generated through our private placement to which we raised an aggregate of $1,679,460 and the decrease in stock subscription receivables ($290.000). These funds were principally used to fund the Company's operations.

The Company estimates it will need to invest an additional $5 million to complete the ongoing process of research and development and the execution of field trials and other tests to certify the range of capabilities of the Company's patented technology. Our funding requirements of $5 million include working capital, marketing costs, acquisition costs, general and administrative costs, and the purchase of inventory and technology.

The Company's subsidiary has a $1.5 million credit facility with Intercapital, S.A., and has no outstanding balance as of June 30, 2004. The note bears interest at 10% per annum. The note was secured by a personal guarantee of Carlos Hermoso Mendoza a former CEO of the Company. The balance of the note and accrued interest was converted to equity in 2003 by the issuance of 2,394,820 shares of common stock.

We have historically sustained our operations and funded our capital requirements with the funds received from the sale of our common stock. To date, the Company's investors have contributed over $15 million in cash and approximately $4,8 million in services in consideration for the issuance of stock.

The Company is currently negotiating debt and/or equity financing arrangements to provide sources for its future capital needs. However, there can be no assurance that the company will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

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

Our accounting policies are more fully described in Note 1 to the audited consolidated financial statements included in the Company's 10-KSB for the year ended December 31, 2003. We have identified certain critical accounting policies that are described below.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report, the Company's Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-15(e) or 15d-15(e)). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004.

Changes in Internal Controls
There has been no significant changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The company is party to certain legal proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such legal matters will not have a material adverse effect on the company's results of operations or financial position. In addition the Company has recently learned that a civil complaint has been introduced in Costa Rica against Carlos Hermoso Mendoza, the Company and the Company's wholly-owned subsidiary Industria de Telecomunicaciones Americanas ATEL, S.A.. The complaint seeks restitution and damages in the amount of $3,000,000 (three million dollars) for alleged actions by Mr. Hermoso Mendoza in 2001 when he was Chairman of Calypso Wireless then a private company and for which Mr. Hermoso Mendoza had been sued on a personal basis by the same party in Costa Rica that has now initiated the civil complaint mentioned above. The Company is not a party to the prior litigation involving a criminal complaint against Mr. Hermoso Mendoza. While the Company has not been served with regard to this civil complaint in Costa Rica and has not reviewed a copy of the allegations the opinion of the management of the Company is that the potential for material consequences that could adversely affect the results of operations and financial position exists.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the fiscal quarter ended June 30, 2004, the Company sold to accredited investors an aggregate of 588,235 shares of common stock for an aggregate purchase price of $500,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Carlos H. de Mendoza a founder of the Company has resigned his position on the Board of the Company as of July 14, 2004 to dedicate time to his defense of a lawsuit brought against him personally in Costa Rica for alleged criminal actions. As part of actions to strengthen the management team of the Company J. David Davila resigned his position as President and CEO of Calypso as of July 16, 2004, Ricardo A. Alvarez a director of Calypso has accepted the position of President and CEO of the Company and will remain as a member of the Board of Directors. Also, both Mr. Alvarez and Robert Leon have accepted employment contracts from the company incorporating a full package of benefits and stock options. Mr. Leon is designated as the Chief Technical Officer of the Company. Additionally Mr. Jorge Olazabal has also accepted an employment contract with the Company that incorporates a full package of benefits and stock options. The execution of said employment contracts and package of benefits and stock options is consistent with the Company's strategy to support and retain key members of the management team.

Mr. Alvarez brings more than twenty-five years of senior management and international business development experience coupled with a strong background in scientific research. A complete copy of the employment contract executed between the Company and Mr. Alvarez is attached as an exhibit to this filing.

Mr. Leon, a founder of the Company, has a strong background in engineering applied to the field of telecommunications. He is responsible for the development of the concept that led to the Company's patented ASNAP technology. A complete copy of the employment contract executed between the Company and Mr. Leon is attached herewith as an exhibit to this filing.

Mr. Olazabal, although not an officer of the company is a key component of the management team who brings years of expertise in the field of telecommunication and wireless communication engineering that is critical to the Company's ongoing research and development efforts toward the objective of deploying its patented technology.

None. ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
 (a) Exhibits
Exhibit
Number                           Description

31.1 Certification of the Principal Executive Officer of Calypso Wireless, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Principal Financial Officer of Calypso Wireless, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Principal Executive Officer of Calypso Wireless, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Principal Financial Officer of Calypso Wireless, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b) Reports on Form 8-K. -

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  CALYPSO WIRELESS, INC.

                  By:      /s/Ricardo A. Alvarez
                           ---------------------
                              Ricardo A. Alvarez
                              Chief Executive Officer and President

                  Dated:    September 22, 2004


In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                         Title                       Date

By: /s/Ricardo A. Alvarez         Chief Executive Officer     September 22, 2004
    ---------------------                and President,
       Ricardo A. Alvarez


By: /s/ Winfred Fields            Chief Financial Officer     September 22, 2004
    ------------------
        Winfred Fields