Form 10QSB
period 2004-09-30
CALYPSO WIRELESS INC
filed 2004-11-22
CIK 719729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark one)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004

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


                               (305) 828-3418
                               --------------
                          (Issuer's telephone number)


Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of the issuer's common equity outstanding as of the latest practicable date: 108,499,471 as of November 19, 2004.

=======================================================================================
                              PART I. FINANCIAL INFORMATION


Item 1. Financial Statements                                                         4
Item 2. Management's Discussion and Analysis of Financial Condition or Plan of       8
Operations
Item 3. Controls and Procedures                                                     11


                               PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                           12
Item 2. Changes in Securities and Small Business Issuer Purchases of Equity         12
Securities
Item 3. Defaults Upon Senior Securities                                             12
Item 4. Submission of Matters to a Vote of Security Holders                         12
Item 5. Other Information                                                           12
Item 6. Exhibits and Reports on Form 8-K                                            13


======================================================================================

                                        2

            REPORT OF INDEPENDENT REGISTRERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Calypso Wireless, Inc.:

We have reviewed the accompanying consolidated balance sheet of Calypso Wireless, Inc. and subsidiary as of September 30, 2004, and the related condensed consolidated statements of operations and cash flows for the three and nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

Houston, Texas
November 22, 2004

                      CALYPSO WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                 As of September 30, 2004 and December 31, 2003
            (Unaudited - see accompanying accountants' review report)



                                                                     September 30,    December 31,
Assets                                                                  2004               2003
                                                                  -----------------  -----------------
                                                                                         (Audited)

Current assets:
  Cash and cash equivalents                                       $        500,999   $        833,209
  Accounts receivable                                                      183,346                  -
  Prepaid expenses                                                         252,238              2,679
  Inventories                                                                    -             86,103
                                                                  -----------------  -----------------
      Total current assets                                                 936,583            921,991
                                                                  -----------------  -----------------

Property and equipment, net of accumulated depreciation                  4,145,724          4,155,324

Patent                                                                     223,199            220,176
Product development costs                                                6,756,925          6,531,795
Other assets                                                                54,310             54,767
                                                                  -----------------  -----------------
      Total assets                                                $     12,116,741   $     11,884,053
                                                                  =================  =================

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
  Accounts payable and accrued expenses                           $        632,778   $        373,497
  Short-term note payable                                                   76,097                  -
  Advances from customers                                                   84,790             84,790
  Loans payable to shareholders                                            291,000            291,000
                                                                  -----------------  -----------------
      Total liabilities - current                                        1,084,665            749,287
                                                                  -----------------  -----------------

Stockholders' equity:
  Common stock, $.001 par value.  Authorized 200,000,000 shares:
    108,499,471 shares issued and outstanding at September 30, 2004
    105,221,483 shares issued and outstanding at December 31, 2003         108,499            105,221
  Additional paid-in capital                                            19,603,552         17,713,383
  Deficit accumulated during the development stage                      (8,679,975)        (6,393,838)
                                                                  -----------------  -----------------
                                                                        11,032,076         11,424,766
  Less stock subscription receivable                                             -           (290,000)
                                                                  -----------------  -----------------
      Total stockholders' equity                                        11,032,076         11,134,766


      Total liabilities and stockholders' equity                  $     12,116,741   $     11,884,053
                                                                 =================  =================

See accompanying notes to consolidated financial statements.

                      CALYPSO WIRELESS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
            (UNAUDITED - SEE ACCOMPANYING ACCOUNTANTS' REVIEW REPORT)



                                                                                                         Cumulative
                                                                                                         Totals from
                                        Three months ended September 30, Nine months ended September 30, Inception to
                                        ------------------------------  -----------------------------    September 30,
                                             2004            2003            2004           2003           2004
                                        --------------  --------------  -------------  --------------  -------------
Revenues                                $           -   $     395,867   $           -   $    395,867        395,867
Cost of goods sold                                  -         271,867               -        271,867        271,867
                                        --------------  --------------  --------------  -------------  -------------
    Gross profit                                    -         124,000               -        124,000        124,000
                                        --------------  --------------  --------------  -------------  -------------

Operating expenses:
  Research and development                          -               -               -              -      3,202,249
  General and administrative expenses          94,595         458,707       2,161,082        957,955      5,264,091
  Write-off of inventories                          -               -          86,103              -         86,103
  Interest expense                                  -           6,474               -         32,358        205,884
  Depreciation                                 12,984             419          38,952          1,257         45,648
                                        --------------  --------------  --------------  -------------  -------------
    Total operating expenses                  107,579         465,600       2,286,137        991,570      8,803,975
                                        --------------  --------------  --------------  -------------  -------------

    Net loss before income taxes             (107,579)       (341,600)     (2,286,137)      (867,570)    (8,679,975)

Provision for income taxes                          -               -               -              -              -

                                        --------------  --------------  --------------  -------------  -------------
    Net loss                            $    (107,579)  $    (341,600)  $  (2,286,137)  $   (867,570)  $ (8,679,975)
                                        ==============  ==============  ==============  =============  =============


Net loss per share - basic and diluted  $       (0.00)  $       (0.00)  $       (0.02)  $      (0.01)
                                        ==============  ==============  ==============  =============

Weighted average common shares            108,499,471     104,658,642     107,532,722    103,813,042
                                        ==============  ==============  ==============  =============

See accompanying notes to consolidated financial statements.

                      CALYPSO WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2004 and 2003
            (Unaudited - see accompanying accountants' review report)


                                                                                                 For the period
                                                                                                 from December
                                                                                                 1,1997(date of
                                                                                                 inception)
                                                                                                 through
                                                                       September 30,             September 30,
                                                               2004               2003             2004
                                                        ------------------  -----------------  -------------------
Cash flows from operating activities:
Net loss                                                $      (2,286,137)  $       (867,570)  $       (8,679,975)
Adjustments to reconcile loss to net cash used in
   operating activities:
   Depreciation                                                    38,952              1,257               45,648
   Common stock issued for services                               706,500          2,702,000            4,718,948
   Write-off of inventories                                        86,103                  -               86,103
   (Increase) decrease in operating assets:
      Accounts receivable                                        (183,346)                 -             (183,346)
      Inventories                                                       -            (52,500)                   -
      Prepaid expenses                                           (249,559)           (16,667)            (252,238)
      Patent                                                       (3,023)           (18,286)            (223,199)
      Product development costs                                  (225,130)          (979,728)          (6,756,925)
      Other assets                                                    457             (9,950)             (54,310)
   Increase (decrease) in operating liabilities:
      Accounts payable and accrued expenses                       259,281           (974,410)             632,778
      Advances from customers                                           -            348,000               84,790
      Accrued interest payable                                          -             32,358                    0
                                                        ------------------  -----------------  -------------------
        Net cash used in operating activities                  (1,855,902)           164,504           (10,581,726)
                                                        ------------------  -----------------  -------------------

Cash flows from investing activities:
Purchase of property and equipment                                (29,352)                 -           (4,191,372)
                                                        ------------------  -----------------  -------------------
        Net cash used in investing activities                     (29,352)                 -           (4,191,372)
                                                        ------------------  -----------------  -------------------

Cash flows from financing activities:
Proceeds from the sale of common shares                         1,476,947                  -           14,415,305
Proceeds from long-term debt                                            -                  -              782,695
Proceeds from short-term borrowing                                 76,097                  -               76,097
Net borrowings (repayment) of loans from shareholders                   -           (165,000)                   -
                                                        ------------------  -----------------  -------------------
        Net cash provided by (used in)
        financing activities                                    1,553,044           (165,000)          15,274,097
                                                        ------------------  -----------------  -------------------

        Net increase (decrease) in cash                          (332,210)              (496)             500,999

Cash at beginning of year                                         833,209            265,012                    -
                                                        ------------------  -----------------  -------------------
Cash at end of period                                   $         500,999   $        264,516   $          500,999
                                                        ==================  =================  ===================

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest                                                $           1,226   $              -   $          1,226

Income taxes                                            $               -   $              -   $              -



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

The accompanying consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 is unaudited but has been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim data includes all adjustments (consisting of normal recurring adjustments) that are considered necessary for a fair presentation of the Company's interim results. Operating results for the three and nine months periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

In May 2003, the FASB issued SFAS No. 150. "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" which establishes standards for how an issuer classifies and measures certain financial statements with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The Company does not believe that the adoption of SFAS No. 150 will have a significant impact on its financial statements.

NOTE 4 - LEGAL PROCEEDINGS

The company is party to certain legal proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such legal matters is not expected to have a material adverse effect on the company's results of operations or financial position. In addition the Company has recently learned that the civil complaint recently introduced in Costa Rica against Carlos Hermoso Mendoza, the Company and the Company's wholly-owned subsidiary Industria de Telecomunicaciones Americanas ATEL, S.A. as well as the prior litigation involving a criminal complaint against Mr. Hermoso Mendoza, have entered a phase of conciliation and discussion of a potential settlement. While the Company has not been served with regard to this civil complaint in Costa Rica and has not reviewed a copy of the allegations, the Company has decided to retain counsel in Costa Rica to be represented at any proceedings associated with these matters.

The Company has learned it has been named as a defendant in a civil suit recently introduced in Texas by Drago Daic against Carlos Hermoso Mendoza, former Chairman of the Company, and J. David Davila, former President of the Company. While the Company has not been served process relative to this civil suit it has designated the law firm of Sears & Crawford LLP, Houston, Texas to represent its interests in all proceedings relative to this case.


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

OVERVIEW

The Company intends to become a supplier and licensor of cellular broadband real time video phones, and other wireless devices supporting telecommunications infrastructure, which utilize our patented ASNAP(TM) technology (U.S. Patent
Number: 6,680,923). ASNAP(TM) technology enables users of cellular phones, PCMCIA (Personal Computer Media Interface Card Accessory) cards and other wireless devices to seamlessly roam between existing cellular WAN (Wide Area Network's GSM/GPRS (Global System for Mobile Communications/General Packet Radio Service), or CDMA (Code Division Multiple Access) and WLAN (Wireless Local Area Networks) utilizing the 802.11 Wi-Fi standard (Wireless Fidelity). We believe that we are currently the only company offering the wireless telephone and data service provider (mobile carriers) with patented technology that effectively integrates traditional cellular telephone systems and Internet Broadband access through WLAN (cellular, broadband, real time, video phones, WLAN access points and call-control media gateways).

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

The Company is a development stage company, and has been in the development stage since inception. The Company's wholly owned subsidiary Industria de Telecomunicaciones Americanas ATEL, S.A. (American Telecom Industries ATEL, S.A.) was incorporated in 1997 under the Laws of the Republic of Costa Rica and began research and development activities. To date the Company's subsidiary has expended over $3.2 million on the research and development project. In January 1999, the Company's engineers determined that the products were technologically feasible. Subsequent to the determination of technological feasibility the Company has expended approximately $7.0 million to develop the product to its current stage. The Company estimates it will need at least an additional two to three months of work and an investment of approximately $1.0 million for the production and initial deployment of handheld wireless devices, incorporating the Company's patented ASNAP(TM) technology, under a range of field triaL conditions for subsequent product certification by various carriers in several countries before the Company will be ready to support the production and shipping of products with the embedded ASNAP(TM) technology.

In order to support the above-mentioned deployment of prototypes and field trials, which are scheduled to begin sometime during first quarter of 2005, the Company has maintained a continued effort of communications and dissemination of information with major carriers and other potential users of the Company's patented technology on a worldwide basis. As a result of these efforts several non-disclosure agreements and field trial agreements have been signed with carriers and other interested parties in several countries who want to take advantage of Calypso's patented ASNAP technology. To complement these ongoing efforts, the Company also intends to continue discussing potential licensing agreements with various interested parties in the United States and abroad. By carrying these activities out the Company believes it will position itself to generate a revenue stream upon completion of field trials and execution of licensing agreements toward the end of the year or soon thereafter.

With respect to its patented technology, the Company's policy is to defend its patent vigorously against infringement and violations by utilizing all available means.

CAPITAL EXPENDITURES

Since 1997, the Company has expended over $4.2 million on machinery and equipment necessary to produce its products. The machinery and equipment is located in Selectron, S. A. plant in Managua, Nicaragua, Central America. The Company has entered into a contract manufacturing agreement with Selectron, S.A. to manufacture the products using the machinery and equipment owned by the Company. The machinery and equipment will be leased to Selectron, S.A, with the lease payments being deducted from monthly invoices submitted by Selectron, S.A. for payments for production of the products. Said contract manufacturing agreement would only be activated in the event the Company engages in manufacturing activities. The contract with Selectron, S.A. gives Selectron an option to purchase the machinery and equipment owned by the Company. The Company estimates that no significant additional capital investments in machinery and equipment will be necessary to support the ongoing research and development program.

RESEARCH AND DEVELOPMENT

As noted above, the Company's initial research and development activities were completed during the first quarter of 1999, when the technological feasibility of the products was established. The Company has expended a total of $10.2 million on research and development to bring its ASNAP(TM) technology to its current stage. Given the naturE of its business as a technology company, the
Company  is  continuing  to  invest  and  shall  continue  to  invest  into  the foreseeable future in research and development activities related to the deployment of products embedded with its ASNAP(TM) technology for upcoming field trials, as well as to the development of future products and/or thE enhancement of current ones. Said continued investment in research and development is needed in order to keep the Company abreast of a fast evolving technology sector. Toward these objectives the Company has decided to outsource some Research and Development activities to proceed in coordination with related activities carried-out by its own R&D team based in Akron, Ohio while putting on hold its plans to hire additional staff. This combination of in-house capabilities with the outsourcing of certain efforts is deemed the most expeditious and cost-effective means of completing specific tasks. To this effect, the Company has recently engaged a contracting company to assist its Research & Development team based in Akron, Ohio in porting the ASNAP(TM) technology to other operating systems in anticipation of field trials being scheduled for early 2005. As a result of these efforts, the Company plans to run in-house or beta-site tests of prototypes incorporating the ASNAP(TM) technology in preparation for said field trials.

To complement above effort, the Director of Engineering and the Company's Ohio-based Research & Development team with support from Business Development staff have engaged network equipment manufacturers in exploring potential relationships or partnerships toward an integrated solution incorporating both the network equipment and the Company's ASNAP(TM) technology. The development of such an integrated solution will address the needs of carrierS and other sectors that have already signed or are interested in signing field trial agreements.

Collaterally with these efforts, the Company's CTO, the Director of Engineering and the Ohio-based Research & Development team are exploring various alternatives for the implementation of VoIP (Voice over IP) and Session Initiation Protocol to further develop the voice capabilities of handheld devices incorporating the Company's ASNAP(TM) technology.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

NET LOSS AND LOSS PER SHARE

The net loss was $107,579 ($0.00 basic loss per share) for the three months period ended September 30, 2004, as compared to a net loss of $341,600 ($0.00 basic loss per share) for the three months period ended September 30, 2003. The net loss reduced by $234,021 from the previous period primarily as a result of the reduction in general and administrative expenses.

REVENUES

During the three months ended September 30, 2004 and 2003, we did not generate any revenues.

OPERATING EXPENSES

Operating Expenses incurred for the three months ended September 30, 2004, aggregated $107,579 as compared to $465,600 for the three months ended September 30, 2003. Our operating expenses decreased by 76.9% or $358,021 for the three months ended September 30, 2004 when compared to the comparable period of fiscal 2003. This decrease is primarily due to a decrease in legal, consulting and professionals services expenses, which was partially offset by the increase of salaries, insurance, depreciation, and travel and advertising related expenses.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

NET LOSS AND LOSS PER SHARE

For the nine months ended September 30, 2004, the Company generated net loss applicable to common stockholders of $2,286,137 ($0.02 basic loss per share), compared to a net loss applicable to common stockholders of $867,570 ($0.01 basic earnings per share) for the nine months ended September 30, 2003. The net loss increased by $1,418,567 from the previous period primarily as a result of the increase in general and administrative expenses, depreciation and the write-off of inventories.

REVENUES

During nine-month periods ended September 30, 2004 and 2003, we did not generate any revenues, as the Company continues in its development stage.

OPERATING EXPENSES

Operating Expenses incurred for the nine months ended September 30, 2004, aggregated $2,286,137 as compared to $991,570 for the nine months ended September 30, 2003. Our operating expenses increased by 131% or $1,294,567 for the nine months ended September 30, 2004 when compared to the comparable period of fiscal 2003. This increase is primarily due to legal, consulting and professionals services expenses, salaries, write-off of inventories, insurance, depreciation, and travel and advertising related expenses.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements for the nine-month period ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, the Company had approximately $500 thousand in cash and cash equivalents. The negative working capital was $148,082 as compared with a working capital of $172,704 at December 31, 2003. The current ratio was 0.86 as of September 30, 2004, compared to 1.23 as of December 31, 2003. Our negative working capital is primarily the result of the following:

o Proceeds from our private placement in June 2004 pursuant to which we raised an aggregate of $1,929,500; and
o An increase in prepaid expenses, accounts receivables, account payables and short-term note payable.

Cash used by operating activities for the nine months ended September 30, 2004 amounted $1,855,902 compared to cash provided by operating activities of $164,504 for the nine months ended September 30, 2003. The increase in cash used by operating activities is primarily the result of an increase in net loss ($1,418,567) and an increase in accounts receivables ($183,346), product development cost ($225,130) and prepaid expenses ($249,559).

Cash used by investing activities was $29,532 for the nine months ended September 30, 2004. The Company's use of cash from investing activities was due to the acquisition of equipment.

Cash provided by financing activities amounted $1,553,044 for the nine months ended September 30, 2004, compared to cash used by financing activities of approximately $165,000 for the nine months ended September 30, 2003. The cash provided by financing activities was primarily generated through our private placement in which we raised an aggregate of $1,476,947. These funds were principally used to fund the Company's operations.

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

The Company's subsidiary has a $1.5 million credit facility with Intercapital, S.A., and has no outstanding balance as of September 30, 2004. The note bears interest at 10% per annum. The note was secured by a personal guarantee of Carlos Hermoso Mendoza, former CEO of the Company. The balance of the note and accrued interest was converted to equity in 2003 by the issuance of 2,394,820 shares of common stock.

We have historically sustained our operations and funded our capital requirements with the funds received from the sale of our common stock. To date, the Company's investors have contributed over $14 million in cash and approximately $4.4 million in services in consideration for the issuance of stock.

We intend to raise additional funding through private placements, public offerings and/or bank financing. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or, if available, will be on acceptable terms. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose the entire amount of their investment.

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

Software development costs represents capitalized costs incurred in the development of the cellular phones and telecommunications infrastructure software. The Company began capitalizing this cost once technological feasibility had been established during the first quarter of 1999. All costs incurred prior to establishment of technological feasibility were expensed as research and development expenses. The Company will begin amortizing this cost once products embedded with the Company's ASNAP(TM) technology are available for general release tO customers.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report, the Company's Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-15(e) or 15d-15(e)). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004.

CHANGES IN INTERNAL CONTROLS
There has been no significant changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The company is party to certain legal proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such legal matters are not expected to have a material adverse effect on the company's results of operations or financial position. In addition the Company has recently learned that the civil complaint recently introduced in Costa Rica against Carlos Hermoso Mendoza, the Company and the Company's wholly-owned subsidiary Industria de Telecomunicaciones Americanas ATEL, S.A. as well as the prior litigation involving a criminal complaint against Mr. Hermoso Mendoza, have entered a phase on conciliation and discussion of a potential settlement. While the Company has not been served with regard to this civil complaint in Costa Rica and has neither received nor reviewed a copy of the allegations, the Company has retained counsel in Costa Rica to be represented in any proceedings associated with these matters.

The Company has learned it has been named in a civil suit recently introduced in Texas by Drago Daic against Carlos Hermoso Mendoza, former Chairman of the Company, and J. David Davila, former President of the Company. While the Company has not been served process relative to this civil suit it has designated the law firm of Sears & Crawford LLP, Houston, Texas to represent its interests in all proceedings relative to this case.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Winfred Fields II, CFO of the Company, has submitted his resignation effective as of November 30, 2004. The Company is currently engaged in a search to fill the vacancy that will be created in the position of CFO.

On November 9, 2004, the SEC filed an injunctive action against OSF, Inc., Winfred Fields II and others [Securities and Exchange Commission v. OS, Inc. et al., No. 04-4291 (USDC S.D. Tex.)] The suit alleges that Mr. Fields, an officer of OSF, and others engaged in an illegal distribution of OSF stock to the public and that in furtherance of such action issued a series of false OSF press releases. The complaint alleges violations of Sections 5(a), 5(c) and 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaint seeks preliminary and permanent injunctions, disgorgement, prejudgment interest and civil penalties. This action is unrelated to the business of the Company.

The Company has retained the services of Mullen Howard Hammatt & Co., P.A., Certified Public Accountants, South Miami, FL, to bring the Company current with IRS filings. The Company has not fully complied with state and federal income tax reporting requirements. Although the Company does not expect to owe any taxes, there may be some non-filing penalties assessed to the Company. No assurance can be given that other action will not be taken.

ITEM 6. EXHIBITS

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

                  CALYPSO WIRELESS, INC.

                  By:      /s/Ricardo A. Alvarez
                           --------------------------------------------
                           Chief Executive Officer and President

                  Dated:    November 22, 2004

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                   Title                                       Date

By:      /s/Ricardo A. Alvarez                       Chief Executive Officer             November 22, 2004
         -----------------------------------         and President
         Ricardo A. Alvarez


By:      /s/ Winfred Fields                          Chief Financial Officer             November 22, 2004
         ---------------------------
         Winfred Fields
