Form 10KSB
period 2004-12-31
CALYPSO WIRELESS INC
filed 2005-05-06
CIK 719729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
Commission File No. 1-8497

CALYPSO WIRELESS, INC.
(Name of small business issuer in its charter)

Delaware	13-5671924
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes ☐ NO ☒

Issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days: As of March 31, 2005: $40,756,576

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2004, there were 110,597,276 shares of the Company's common stock issued and outstanding.

TABLE OF CONTENTS

FORM 10 - KSB ANNUAL REPORT

CALYPSO WIRELESS, INC.

Facing Page		1

Index
PART I.

Item 1.	Description of Business	3
Item 2.	Description of Property	8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8

PART II

Item 5.	Market for the Registrant's Common Equity And Related Stockholder Matters	9
Item 6.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10
Item 7.	Financial Statements	13
Item 8.	Changes in and Disagreements on Accounting and Financial Disclosures	14
Item 8A.	Controls and Procedures	14

PART III

Item 9.	Directors, Executive Officers, Promoters and Control
	Persons; Compliance with Section 16 (a) of
	The Exchange Act	14
Item 10.	Executive Compensation	18
Item 11.	Security Ownership of Certain Beneficial Owners
	and Management	19
Item 12.	Certain Relationships and Related Transactions	19
Item 13.	Exhibits and Reports on Form 8-K	19

PART IV

Item 14.	Principal Accountants Fees and Services	19

SIGNATURES
Certifications		20

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

The Company intends to become a supplier and licensor of cellular broadband real time video phones, and other wireless devices supporting telecommunications infrastructure, which utilize our patented ASNAP™ technology (U.S. Patent Number: 6,680,923). ASNAP™ technology enables users of cellular phones, PCMCIA (Personal Computer Media Interface Card Accessory) cards and other wireless devices to seamlessly roam between existing cellular WAN (Wide Area Network’s GSM/GPRS (Global System for Mobile Communications/General Packet Radio Service) or CDMA (Code Division Multiple Access) and WLAN (Wireless Local Area Networks) utilizing the 802.11 Wi-Fi standard (Wireless Fidelity). We believe we are currently the only company offering the wireless telephone and data service provider (mobile carriers) with technology that effectively integrates traditional cellular telephone systems and internet broadband access through WLAN (cellular, broadband, real time, video phones, WLAN access points and call-control media gateways).

Calypso believes its technology will be a permanent solution to delivering broadband real time video conference, data and voice to mobile phones since the current cellular network capacity is limited by the available radio spectrum and network infrastructure. The cellular network capacity can be improved by using Calypso’ patented technology and providing short-range wireless networks (via use of WLAN, embedded within the larger cellular coverage areas).

Calypso envisions that the ASNAP™ technology will become the de-facto standard for all smart cellular phones and mobile devices of the future.

Calypso expects to receive substantial revenue through the sales of its cellular broadband real time video phones, WLAN access points, call-control media gateways and related software products and also through the licensing of it’s technology to original equipment manufacturers (OEMs).

THE COMPANY’S PRODUCTS AND SERVICES

As mentioned above, we intend to become a supplier and licenser of cellular broadband real time video phones, and other wireless devices and supporting telecommunications infrastructure, which utilize our proprietary ASNAP™ technology. Calypso’s ASNAP™ patented technology enables users of wireless cellular phones, laptop computers and other wireless personal computing devices to increase the wireless bandwidth from the current 9.6 - 14.4 thousand bits per second (Kbps) data transmission rate of the cellular network (cell towers) to more than 11 million bits per second (Mbps) on the WLAN network.

The Company believes that cellular phones incorporating Calypso’s patented ASNAP™ technology will have superior performance to existing cellular phone because they will have broadband real time two way video connectivity with high resolution color displays and 30 frames per second video connectivity.

Calypso plans to sell the following products:

•	Cellular Broadband Real Time Video Phone with ASNAP™.
•	Advanced Wireless Access Point.
•	PCMCIA Card for laptop users.
•	Software for the Cellular Operators and Internet Service Providers (ISP).

In addition, Calypso plans to license its patented technology for the following markets:

•
Original equipment manufacturers (OEMs) in the following areas: Cellular phones, WLAN access points, laptops computers, personal computers, personal digital assistances (PDAs), network servers, call-control media gateways, telecommunication equipments, microprocessor manufacturers.

•	Service providers such as: Cellular operators, telecom operators and Internet Service Providers (ISPs).

Also the Company has developed a new patent-pending technology that will allow users of mobile devices such as cellular phones, PDAs, satellite radios and portable music players, such as Apple Computer's iPod, to receive satellite broadcasts on those devices from either Satellite transmitters or wireless LAN access points, such as WiFi.
Calypso built upon its patented technology to create a new application, which could allow satellite radio signals from carriers such as XM Satellite Radio and Sirius Satellite Radio to be readily received by all types of mobile wireless devices, thus generating a new potential revenue stream for the satellite radio companies and the companies supplying service to mobile phones and devices, the manufacturers and retailers of those devices, as well for the licensing of this technology by Calypso.

INDUSTRY BACKGROUND

Demand for the Company’s Products and Services

Today’s wireless device market presents several gaps that need to be filled in order to satisfy the desires and needs of wireless device users. In 2004, over 600 million cellular phones were sold worldwide.

In 1997, there were approximately 206 million cellular subscribers worldwide. In 2003, cellular subscribers worldwide grew to over one billion users. Today’s users are becoming ever more sophisticated and educated about the technology of their devices and services. Users expect greater capabilities at reduced cost. Cellular telephone services providers (Mobile Carriers) have faced difficulties in providing quality wireless telephone and data communication services at prices acceptable to end-users while maintaining profitability.

Forecasts were completed during the first half of 2004 by Gartner, Inc. and projections state that annual sales could reach 650 million units as a result of higher-than-expected demand in some markets, especially Latin America.

African Markets Will Grow Fastest

The global market for mobile terminals will continue to increase strongly during the forecast period. It will be characterized by two distinct trends: new growth in emerging markets and sales of replacement handsets in mature markets.

In regions with emerging markets, such as Africa, Asia/Pacific, Latin America and the Middle East, growth is expected to continue throughout the forecast period. Unit sales in Africa will rise at a compound annual growth rate (CAGR) of 16.2 percent between 2004 and 2008. Sales in the Middle East will grow at a CAGR of 10.4 percent over the same period.

In mature markets like North America and Western Europe, more moderate growth is expected. By the end of the forecast period, the number of net sub-scriber additions is expected to be negligible, any growth should be consid-ered exceptional, as it will caused by replacement sales alone. A cyclical pattern will emerge in Western Europe. Demand will slow in 2006, but pick up again in 2007 and 2008 as subscribers buy replacement phones based on wideband code division multiple access (WCDMA) technology.

Asia/Pacific will continue to be the world's largest market for mobile termi-nals. Over 1.3 billion phones will be sold in the region between 2004 and 2008. North America is expected to overtake Western Europe in 2006 to become the second-biggest market.

Smartphones Become More Popular, But Enhanced Models Dominate

The enhanced phone category will remain the largest segment of the market, accounting for 564.6 million units in 2008, or 74 percent of all sales. Sales of basic phones will fall from 134.7 million units in 2004 to 41.2 million units in 2008.

Smartphones will be the fastest-growing segment. With a CAGR of 52.4 percent, they are one of the biggest growth opportunities for mobile terminal vendors over the next five years. Sales will exceed 150 million units in 2008, which is almost a fifth of the market. Given the higher average selling price and margins of these products, it is likely that manufacturers will eye this segment with interest.

GSM Remains the Dominant Technology

In 2008, terminals based on GSM technologies will still make up the largest part of the market Terminals using GSM, general packet radio service (GPRS) and Enhanced Data Rates for Global Evolution (EDGE) will account for 436 million units, which is 57 percent of the total market. Code division multi-ple access technologies (CDMA IS-95, CDMA 1x, CDMA 1xEV-DO and CDMA 1xEV-DV) will account for 151.3 million units (20 percent of the market), and sales of WCDMA terminals will hit 162.4 million (21 percent).

WCDMA is expected to be the fastest-growing technology segment, with a CAGR of 82.1 percent between 2004 and 2008. There will be 50 WCDMA net-works in operation by the end of 2004, and this will rise to over 120 by the end of 2006. Most of these networks will be deployed in mature markets, which will fuel sales of replacement handsets.

The second fastest-growing technology segment is EDGE, with a CAGR of 69.7 percent. By 2008, about one in six new terminals will have EDGE capabil-ity. CDMA2000 1xEV-DO is expected to be the third fastest-growing technol-ogy. Sales will grow rapidly between 2004 and 2006 as network deployment accelerates

The key difference between Calypso and its competitors is its patented ASNAP™ technology, which allows Calypso to deliver cellular broadband real time video phones and other mobile devices (PCMCIA Cards for Laptops) that will offer both users and Mobile Carriers increased bandwidth at lower cost. This is accomplished through Calypso’s unique mobile device and infrastructure software routing architecture design. The user saves money by often using a WLAN and Internet connectivity for real time two way video conferencing, voice and data communications for its mobile devices. The service provider saves money by being able to increase capacity to the existing and future cellular network (mobile network) while also offering increased bandwidth and additional services via the WLANs (Wireless Local Area Network) without the need to immediately replace existing hardware or purchase additional frequency spectrum required for third generation wireless technology ("3G technology"). ASNAP™ technology delivers higher wireless bandwidth and Internet connectivity than any others wireless technology. Our technology is not dependant on the improved cellular 3G technologies but will complement and improve the performance of these as they become available. We believe that the demand for products (cellular broadband real time video phones, WLAN Access Points and PCMCIA Cards) incorporating our patented ASNAP™ technology is expected to increase as users learn of the advantages of the system and of the convenience of inexpensive high bandwidth.

The ASNAP™ patented solution is a switching algorithm between network access points and the cellular towers based on the availability of the least costly, most efficient connection. This is accomplished by incorporating two technologies into a single wireless device (mobile-cell phone, PCMCIA Cards, PDAs); long-range cellular network access, and short range WLAN (Wireless Local Area Network) access (via WLAN).

If the user is within 100-450 yards of a Calypso’s stand alone WLAN Access Point connected to the Internet, the user will access the cellular service provider’s network via the Internet. If the user drifts out of range of a WLAN Internet connection, then the wireless device (or smart phone) switches to a WAN (Wide Area Network), such as a cellular network. The device is constantly “sniffing” the airwaves for access to its service provider’s network through the most cost efficient and spectrum efficient method - a WLAN connection.

The Company believes that it’s patented technology will provide the following benefits to both end-users and Mobile Carriers:

1.	Higher Bandwidth without High Cost of Deployment. Calypso’s products make possible a less expensive wireless broadband Internet connectivity through ASNAP’ technology.

2.
Fast Wireless Internet Access - ASNAP’ technology delivers more than 11Mbps for real time two way video conferencing, voice and data fast Internet connectivity while improving bandwidth of the existing and future 2.5G and 3G cellular networks.

3.
Large, High Quality Color Display - The Company believes that users want, and OEMs are manufacturing, cellular phones with larger color displays to bring more hand-held PC functionality to the cellular phones. Calypso's patented ASNAP™ technology supports large color displays and provides greater computing power.

4.	Improve Quality of Service - The Company believes its products will result in fewer dropped calls and lost connections.

5.
Increase Capacity in the Cellular Network - Cellular phones with ASNAP™ technology should represent large savings for Mobile Carriers by allowing the addition of more users to their existing networks without having to add significant new infrastructure hardware, or purchase additional frequency spectrum, since a large percentage of its users will be accessing the mobile network via WLAN access points (public or private).

6.
Wireless Advertisement - Our ASNAP™ technology should facilitate and accelerate wireless advertising through the increased bandwidth and locating capabilities of the Calypso’s cellular broadband real time two way video phone. The locating capabilities will allow for targeted advertising.

We believe that our cellular broadband real time two-way video conferencing phone will fulfill the market needs for the mobile user and Mobile Carriers who are currently seeking:

•	services that deliver and/or transmit information faster, which means new types of services could be offered;
•	services at a higher profit margin; and
•	services which are geographically broader and more consistent.

We believe that Calypso’s products will enable Mobile Carriers to deliver faster data transmission to cellular phones, PDA’s and laptop computers, allowing delivery of new and better services. Standard cellular phones typically transmit and receive data at a rate in the range from 14.4 Kbps to 56 Kbps. In contrast, Calypso’s cellular phones operating in “ASNAP™” mode can transmit and receive data at a rate of approximately 11 Mbps or greater when connecting to the WLAN.

New high-speed mobile technologies, such as GSM/GPRS and CDMA 2000, only promise bandwidths from 56kbps to 144kbps; with higher 3G bandwidths projected for the mass markets after 2006.

Mobile Carriers using Calypso’s patented technology are able to deliver new services without replacing the existing cellular network, which should increase the average revenue per user (ARPU) of Mobile Carriers.

Any access point with ASNAP™ software will allow customers to access their mobile carrier’s network from anywhere in the world.

DISTRIBUTION AGREEMENT

On April 20, 2005, Calypso entered into a distribution agreement with Franc Telecom, LTD. The company, located in London, England, has been granted an exclusive distributorship for the United Kingdom, subject to the requirement to place orders for a minimum of 100,000 cellular broadband GSM/Wi-Fi phones within the first three months of the agreement and an additional 150,000 units within the first contract year.
The distribution agreement provides that Franc Telecom is required to establish, in favor of Calypso, an irrevocable letter of credit for each purchase order, with appropriate draw down provisions, from a respectable EU bank acceptable to Calypso. Calypso will conduct a demonstration of the WiFi/Cellphone on or about May 16, 2005 and expects to begin delivery of the phones during the fourth quarter of 2005.

SUPPLIERS

The Company intends to rely on third party suppliers for microprocessors, such as Intel and Texas Instruments for, displays and other electronic components that will be use in our products.

COMPETITORS

We may face competition in the wireless device market from a variety of companies and technologies, some of which are larger, have longer operating histories, have substantially greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships in the industry than we have. Consequently, these competitors can devote greater resources to the development, promotion, sale and support of their products. We believe that our key competition will come from existing companies that currently market products and services that provide communication with wireless communication devices. While we believe that our patented ASNAP™ technology provides numerous benefits to, and is a superior solution for, both end-users and Mobile Carriers, primarily based upon the fact that our technology enables users of wireless communication devices to seamlessly roam between existing cellular systems (i.e., WAN’s- Wide Area Network’s, GSM/GPRS - Global System for Mobile Communications/General Packet Radio Service, or CDMA - Code Division Multiple Access) and internet broadband access through WLAN (Wireless Local Area Networks), there can be no assurance that these benefits will be realized or utilized, or that other companies will not suitably improve these parameters through the use of other technology.

Calypso’s products are based on patented technology (U.S. Patent Number: 6,680,923). Based on this patented technology and our knowledge of wireless products and technology, we believe that there are currently no other companies that offer this type of solution. Furthermore, we believe that once mobile carriers are marketing our real time two way video conferencing cellular phone, we will be in a favorable position to begin licensing the use of our patented ASNAP™ technology to other original equipment manufacturers (OEM’s) that manufacture cellular phones, WLAN access points, laptops computers, personal computers, personal digital assistants (PDA’s), network servers, call-control media gateways, telecommunication equipment, and microprocessors.

CONTRACT MANUFACTURING & DISTRIBUTION FACILITIES

We anticipate that manufacturing and supply operations of our products will be conducted initially through third parties.

The distribution facility and logistics will be handled through FedEx, UPS and/or another third party that has a logistics group that offers "turn-key" operations and services directly applicable to the distribution of high volume products.

PATENTS AND PROPRIETARY RIGHTS

Calypso Wireless received a patent for its technology (U.S. Patent Number: 6,680,923) on January 20, 2004. Our patent covers a communication and system method for establishing communication with any one of a variety or different wireless communication devices. This technology enables users of cellular phones, PCMCIA (Personal Computer Media Interface Card Accessory) cards and other wireless devices to seamlessly roam between existing cellular WAN (Wide Area Network’s) GSM/GPRS (Global System for Mobile Communications/General Packet Radio Service) or CDMA (Code Division Multiple Access) and WLAN (Wireless Local Area Networks) utilizing the 802.11 Wi-Fi standard (Wireless Fidelity).

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

We also rely on proprietary technology, trade secrets, and know-how, which are not patented. To protect our rights in these areas, the Company requires its employees, directors, consultants, members of the Advisory Board, outside engineers and other advisors to execute confidentiality agreements upon the commencement of employment, consulting or other contractual relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of the relationship is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

We believe that our intellectual property gives us an advantage over potential competitors in that it will allow us to offer products that bring substantial savings to both the end users and the mobile service providers (cellular operators).

The company has filed for patent protection covering an extension of its technology to allow users of mobile devices such as cellular phones, pda’s, satellite radios and portable music players, to receive satellite broadcasts on those devices from either satellite transmitters or wireless LAN access points, such as WiFi. Calypso built upon its patented technology to create a new solution that allows satellite radio signals from carriers such as XM Satellite Radio and Sirius Satellite Radio to be readily received by various types of wireless devices.

Employees

The Company currently has approximately 50 employees. The Company estimates that an additional 20 employees will be hired over the next twelve months. We have not experienced any work stoppages and consider our relations with our employees to be good.
ITEM 2. DESCRIPTION OF PROPERTY

The Company’s corporate office and its research and development department are located in a leased facility in Miami Lakes, Florida. At this location, the Company leases approximately 4,450 square feet of office space under a lease expiring September of 2005. The company's current annual rent under this lease is approximately $64,000. The Company expanded its operations by opening a new research center located in Akron Ohio during the second quarters of 2004. The Company's annual rent under this lease is approximately $17.600.

The Company’s manufacturing process will be outsourced to an independent contractor and under a contract manufacturing agreement.

ITEM 3. LEGAL PROCEEDINGS

On January 12th, 2005, the company retained the prominent Miami Law firm of Bierman, Shohat, Lowey & Pizzi to oversee all of the company's litigation and also to advise on our legal affairs. This will allow the company to efficiently streamline its litigation and save cost.

On March 1, 2005, the Company successfully completed litigation against various individuals in a thwarted effort to obtain several million shares of the company predicated upon consulting agreements approved by a former President. Because no consulting work was ever done and the agreements were not appropriate, the company was able to cancel the shares, and conclude the litigation in a manner that benefited the company and the shareholders.  The agreements had been approved by former president Patrick Lannen, the initial president after the reverse merger between Kleer Vu and Calypso. The company is suing Mr. Lannen to recover damages for any harm caused the company by his actions.

On April 1, 2005, the company terminated the services of the law firm of Sears & Crawford for not performing up to the company's expectations and a possible conflict of interest. Sears & Crawford are seeking arbitration to obtain their legal fees; the company has responded that they are not entitled to any fees because they did not perform.

On April 25, 2005 a lawsuit filed by Calypso consultant Doug Sanders has been amicably settled in a manner that serves the mutual benefit of the company and Mr. Sanders.

On November 5, 2004, Draico Daic d/b/a Tribeca Inc, filed a lawsuit against the Company, which is pending in Houston Texas. The company has hired new counsel with direction to expeditiously resolve the matter through settlement or summary judgment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock is traded under the symbol "CLYW", The Company's authorized capital stock consists of 200,000,000 shares of common stock, $.001 par value, of which 110,597,276 shares were issued and outstanding as of December 31, 2004.

QUARTERLY COMMON STOCK PRICE RANGES

	2004		2003
Quarter	High	Low	High	Low

1st	5.26	1.05	5.10	2.00
2nd	3.99	1.94	4.00	1.00
3rd	1.84	.077	2.00	1.05
4th	1.26	0.70	1.47	0.66

As of December 31, 2004, there were approximately 1,585 holders of record of the Company's common stock. The number of stockholders of record does not necessarily reflect the number of beneficial owners of the Company's common stock; however, because many beneficial owners may hold shares through nominee holders, such as brokerage firms which, in turn hold through the nominee of a securities clearing organization, such as The Depository Trust Company. Thus, a single stockholder of record may represent numerous beneficial owners.

The Company has never paid any cash dividends in the past and anticipates that for the foreseeable future all earnings, if any, will be retained to finance growth and to meet working capital requirements.

On October 4, 2002, the Company exchanged 90,000,000 shares of its common stock, par value $.001 per share, in consideration for all outstanding stock of Calypso Wireless, Inc., a Florida corporation ("CWF"). Prior to the exchange, thirty-five individuals and corporations held all of the stock of CWF. The Company participated in the sale pursuant to Rule 506 of Regulation D.

Recent Issuances of Unregistered Securities

During the fourth quarter for the year ended December 31, 2004, the Company sold to accredited investors an aggregate of 100,000 shares of common stock for an aggregate purchase price of $55,000. This offering and sale was deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to accredited investors and transfer was restricted in accordance with the requirements of the Securities Act of 1933.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

INTRODUCTION

The following discussion of our financial condition and results of our operations should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends December 31. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See “Factors Which May Affect Future Results”). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Overview

The Company intends to become a supplier and licensor of cellular broadband real time video phones, and other wireless devices supporting telecommunications infrastructure, which utilize our patented ASNAP™ technology (U.S. Patent Number: 6,680,923). ASNAP™ technology enables users of cellular phones, PCMCIA (Personal Computer Media Interface Card Accessory) cards and other wireless devices to seamlessly roam between existing cellular WAN (Wide Area Network’s GSM/GPRS (Global System for Mobile Communications/General Packet Radio Service) or CDMA (Code Division Multiple Access) and WLAN (Wireless Local Area Networks) utilizing the 802.11 Wi-Fi standard (Wireless Fidelity). We believe we are currently the only company offering the wireless telephone and data service provider (mobile carriers) with technology that effectively integrates traditional cellular telephone systems and internet broadband access through WLAN (cellular, broadband, real time, video phones, WLAN access points and call-control media gateways). Also the Company has filed for a provisional extension of its existing patent, that will allow users of mobile devices such as cellular phones, pda’s, satellite radios and portable music players, to receive satellite broadcasts on those devices from either Satellite transmitters or wireless LAN access points, such as WiFi.

Calypso built upon its patented technology to create a new application, which could allow satellite radio signals from carriers such as XM Satellite Radio and Sirius Satellite Radio to be readily received by various wireless devices, thus generating a new potential revenue stream for the satellite radio companies, the companies supplying service to mobile phones and devices, the manufacturers and retailers of those devices, as well for the licensing of this technology by Calypso.
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

As noted above, the Company is a development stage company. The company has been in the development stage since inception of its wholly owned subsidiary; Industria de Telecomunicaciones Americanas ATEL, S.A. (American Telecom Industries ATEL, S.A.) was incorporated in 1997 under the Laws of the Republic of Costa Rica. American Telecom Industries ATEL, S.A. began its research and development activities in 1997. To date, the Company subsidiary has expended over $5.4 million on research and development of the Company’s products. In January 1999, the Company engineers determined that the products were technologically feasible. Subsequent to the determination of technological feasibility, the Company has expended approximately $4.7 million to develop the product to its current stage.

Capital Expenditures

Since 1997, the Company has expended over $4.1 million on machinery and equipment. The machinery and equipment is located in a manufacturing plant in Managua, Nicaragua, Central America. The machinery and equipment for production of the products had not been placed in service as of December 31, 2004. During 2004, the Company decided to outsource the production of the products to independent contractors; therefore the machinery and equipment purchased specifically for the production of the telephones and other related products was written down to the net realizable sales value, estimated to be approximately $576,000, resulting in a impairment charge in the amount of $3,446,411.The $576,000 estimated sales value of the machinery and equipment was reclassified to a separate line item in the current assets section of the balance sheet as of December 31, 2004. This evaluation of long-lived assets is consistent with our accounting policy on "Impairment of Long-Lived Assets as noted in note 1 to the financial statements.

Research and Development

As noted above, the Company research and development activities were completed during the first quarter of 1999, when the technological feasibility of the products was established. The Company has expended a total of $10.1 million on research and development and development of the products to its current stage.

Results of Operations - Year Ended December 31, 2004 compared to Year Ended December 31, 2003

Revenues

To date the Company has not generated any revenue related to the sale of the Company's products, however the Company entered into a distribution agreement with Franc Telecom, LTD. Pursuant to the distribution agreement, Franc Telecom has, subject to certain material terms and conditions, been appointed exclusive distributor for the United Kingdom. The distributor has the requirement to place orders for a minimum of 100,000 cellular broadband GSM/Wi-Fi phones within the first three months of the agreement and an additional 150,000 units within the first contract year. Failure by the distributor to complete the purchase requirements will result in cancellation of the exclusive distributorship.

The distribution agreement provides that Franc Telecom is required to establish, in favor of Calypso, an irrevocable letter of credit for each purchase order, with appropriate draw down provisions, from a respectable EU bank acceptable to Calypso. Calypso will conduct a demonstration of the WiFi/Cellphone on or about May 16, 2005 and expects to begin delivery of the phones during the fourth quarter of 2005.

Operating Expenses

Operating Expenses incurred for the year ended December 31, 2004, aggregated $8,002,451 as compared to $ 3,326,702 for the year ended December 31, 2003. Our operating expenses increased by $4,675,749 for the year ended December 31, 2004 when compared to the previous year. This increase is due to legal, consulting, professionals services expenses and an impairment charge in the amount of $3,446,411 to write down the value of the machinery and equipment to its net realizable sales value.

Net Loss and Loss Per Share

The net loss was $8,002,451 for the year ended December 31, 2004, as compared to a restated net loss of $3,202,702 for the year ended December 31, 2003. The net loss increased by $4,675,749 from the previous period primarily as a result of the reasons set forth above. For the years ended December 31, 2004 and 2003, the net loss per share were $0.07 and $0.03, respectively.

Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements for the fiscal year ending December 31, 2004.

Liquidity and Capital Resources

At December 31, 2004, we had a working capital deficit of $125,238 as compared with a working capital of $172,704 at December 31, 2003. Subsequent to December 31, 2004, the Company raised $1,000,000 in a private placement offering for working capital purposes. In addition, the Company has signed subscription agreements to raise an additional $2,000,000. Additionally, the Company is completing a Private Placement Memorandum to raise additional funds.

The Company requires approximately 7 million to complete the manufacturing process and begin shipment of the products. Our material funding requirements of $7 million include working capital, marketing costs, product acquisition costs, general and administrative costs, and the purchase of inventory and technology.

The Company signed two procurement agreements to deliver its smart real-time two-way video conferencing cellular phones, and is currently negotiating additional procurement agreements to deliver the cellular phones. The Company expects to begin shipping its products during the fourth quarter of 2005.

We have historically sustained our operations and funded our capital requirements with the funds received from the sale of our common stock. To date, the Company's investors have contributed over $14.4 million in cash and approximately $6,000,000 in services, in consideration for the issuance of stock.

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

We believe application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when the facts and circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate, and the actual results have not differed materially from those determined using necessary estimates.

Our accounting policies are more fully described in Note 1 to the consolidated financial statements, located elsewhere in this 10-KSB. We have identified certain critical accounting policies that are described below.

Software development costs represent capitalized costs incurred in the development of the cellular phones and telecommunications infrastructure software. The Company began capitalizing this cost once technological feasibility had been established during the first quarter of 1999. All costs incurred prior to establishment of technological feasibility were expensed as research and development expenses. The Company will begin amortizing this cost once the products are available for general release to customers.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.

The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” This statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined the adoption of this statement will have no effect on the Company’s financial statements.

SFAS 149 — In April 2003, the FASB issued SFAS 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. In general, this Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have an impact on the Company’s financial condition or results of operations.

In January 2003, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosures.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement were effective for the December 31, 2002 financial statements.

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

We had initiated an insider trading policy and are requiring all employees, officers and directors to read and sign an acknowledgement that they have read the policy, understand its contents and agree to abide by its terms as a condition of employment or association with the Company.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS & DIRECTORS

The following table sets forth information regarding our executive officers and directors as of the date of this filing.

Name	Age	Title

Antonio Zapata	[45]	Chairman

Julietta Moran	[60]	Director

George Schilling	[54]	President & CEO

Robert Leon	[43]	Chief Technical Officer

John W. Stump, III	[60]	Chief Financial Officer

George Olazabal	[38]	Director of Engineering

There are no family relationships between any of the directors or executive officers of the Company.

Mr. John Stump replaces the temporary CFO, Mr. Javier Montiel.
Mr. Antonio Zapata has accepted the appointment as Chairman of the Board.

George Schilling - President & CEO. Age 54. Mr. Schilling was appointed President and CEO of the Company in December 2004. Mr. Schilling joined Calypso Wireless as an experienced business manager who had grown a number of companies that were focused on sales and global marketing, which led his career to senior management. While in his position at the Company he and his management team have concentrated their efforts on stabilizing the Company, enhancing the confidence of the Company’s investors, and significantly setting the stage for a global licensing strategy that the company will employ to gain market share in several channels. The competitive environment in which the Company operates will continue to intensify in the upcoming years since there is no clearly universal switching solution deployed to date. His commitment to the vision that the company’s technology has always represented, his natural ability to position and market the company’s fully developed products to a variety of customers, and his understanding of exceptional, fast-paced customer service will be leading characteristics of his leadership of Calypso Wireless, Inc.

Robert Leon - Chief Technical Officer, Co-Founder. Age 43. Mr. Leon joined Calypso Wireless in October 1998. He has served as Director of Engineering and Operations Manager for the South Florida R&D facility. He is responsible for engineering and general business operations. He develops concepts and strategies for the development of new, wireless internet/cellular products.

Prior to joining Calypso Wireless, as part of a 13-year career with Motorola, Mr. Leon was Senior Staff Engineer and Project Manager for the Consumer and Light Industrial Division, Land Mobile Products Sector, Motorola, in Plantation Florida. Mr. Leon was a major contributor to Motorola's first Nextel/iden™ Cellular phone (Lingo), the first side display pager (Bravo Express) and the first TalkAbout FRS radio.

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

From 1986 to 1994, Mr. Leon served as Lead Mechanical Engineer/ Project Manager, for Motorola’s Energy Products Division, Paging & Wireless Systems Group, and the Microelectronics Department, Land Mobil Products Sector.

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

John W. Stump, III - Chief Financial Officer. Age 60. Mr. Stump is responsible for accounting, finance, treasury, and facilities. Prior to joining the Company in April 2005, Mr. Stump has served as Interim Chief Financial Officer of AIMSI TECHNOLOGIES, INC. He serves in that position on a part-time basis, and he will continue in that capacity for a short time, in addition to his duties with Calypso.

Mr. Stump served as a director of American International Industries, Inc., a publicly traded company, from November 2002 through December 2004. He also served as Chief Financial Officer of American International Industries, Inc. from August 1998 through October 2003. From December 1996 to October 1997, Mr. Stump served as Chief Executive Officer of Changes International, a privately held company. Mr. Stump is a Certified Public Accountant and brings over twenty-five years of financial and executive management experience in both public and private companies.

George L. Olazabal - Director of Engineering. Age 38. Mr. Olazabal is responsible for all software engineering. Mr. Olazabal joined Calypso in 1998. He directed the embedded software effort and wrote the ASNAP™ software. He is responsible for developing C/C++ programming software packages, VB/MS Access based product-pricing system, and SQL Server based Internet order entry support system (all Internet tools used). Prior to joining Calypso, George held various senior software development positions.

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

During the fiscal year ended December 31, 2004, a Form 3, Initial Statement of Beneficial Ownership of Securities, was not timely filed by each of the following officers or directors:
George Schilling (President and CEO)
Carlos H. Mendoza (former Chairman)
David Davila (former President & CEO)
Ricardo Alvarez (former Director, President & CEO)
Winfred Fields (former Chief Financial Officer)
George Olazabal (Director of Engineering)

In addition during the fiscal year ended December 31, 2004, a Form 4, Change of Beneficial Ownership of Securities, was not timely filed by Robert Leon (2 times). Except as described above, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16(a)-3(e) during the fiscal year ended December 31, 2004 and Form 5 and amendments thereto furnished to the Company with respect to such period, the Company is not aware of any director, officer, or beneficial owner of greater than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act that has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Company's most recent fiscal year or prior years.

CODE OF ETHICS

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company.

ITEM 10. EXECUTIVE COMPENSATION
Summary of Cash and Certain Other Compensation

Summary Compensation Table

The following table reflects all forms of compensation paid to the Company's chief executive officer and its other most highly compensated executive officers whose total annual salary and bonus for the fiscal year ending December 31, 2004 exceeded $100,000.

		Annual compensation			Long term compensation
					Awards		Payouts
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other annual compensation ($) (e)	Restricted Stock Awards ($) (f)	Securities underlying options/SARs (#) (g)	LTIP payouts ($) (h)	All other Compensation ($) (i)
George Schilling President & CEO	2004	$57,077	N/A	N/A	(1)	-	-	-

David Davila, President & CEO	2004 2003	$45,500 $74,400	N/A N/A	N/A N/A	- -	- -	- -	- -

Robert Leon, Chief Technology Officer	2004 2003 2002	$121,151 $114,786 $90,000	N/A N/A N/A	N/A N/A N/A	- - -	- - -	- - -	- - -

Winfred Fields, Chief Financial Officer	2004 2003 2002	N/A $6,870	N/A N/A	N/A N/A	(2) (2)	- -	- -	- -

George L. Olazabal Director of Engineering	2004	$81,255	N/A	N/A	(3)	-	-	-

Ricardo Alvarez, Director President & CEO	2004 2003	$75,600	N/A	*$150,000	(4)	-	-	-

(1) 120,000 shares of common stock, par value $.001 per share, were granted to Mr. George Schilling pursuant to that certain Consulting Agreement, dated September 1, 2003 and May 19, 2004, respectively, as described in the Index to Exhibits, in consideration of management and professional services rendered by Mr. Schillings to the Company.
(2) 50,000 shares of common stock, par value $.001 per share, were granted to Mr. Winfred Fields pursuant to that certain Consulting Agreement, dated August 1, 2003, as described in the Index to Exhibits, in consideration of accounting and administrative consulting services rendered by Mr. Fields to the Company. 100,000 shares of common stock, par value $.001 per share, were granted to Mr. Winfred Fields pursuant to that certain Separation Agreement, dated November 1, 2004, as described in the Index to Exhibits, in consideration of termination of Mr. Fields engagement to the Company.

(3) 100,000 shares of common stock, par value $.001 per share, were granted to Mr. George L. Olazabal pursuant to that certain Consulting Agreement, dated September 4, 2003, respectively, as described in the Index to Exhibits, in consideration of development of Calypso ASNAP™ software design and architecture consulting services rendered by Mr. Olazabal to the Company.
(4) 50,000 shares of common stock, par value $.001 per share, were granted to Mr. Ricardo Alvarez pursuant to that certain Consulting Agreement, dated July 1, 2003 and October 2, 2003, respectively, as described in the Index to Exhibits, in consideration of general business assistance consulting services rendered by Mr. Alvarez to the Company.* The Company signed a Separation Agreement with Ricardo Alvarez to satisfy his three year employment contract with the Company and agreed to pay him $150,000.

Other than as noted above, no officers or directors received compensation in any form during the year ended December 31, 2004.

OPTION GRANTS IN LAST FISCAL YEAR

During the fiscal year ended December 31, 2004, no executive officer or director was granted options to purchase shares of common stock.

FISCAL YEAR-END OPTION VALUES

During the fiscal year ended December 31, 2004, no executive officer or director exercised any options to purchase shares of common stock, and as of December 31, 2004, no executive officer or director possessed any options to purchase shares of common stock.

Directors Remuneration

In 2004 Directors were not paid a fee for serving on the Board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2004, information with respect to (a) each person (including "group" as that term is used in section 13(d)(3) of the Securities Exchange Act of 1934 who is known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock of the Company and (b) the number and percentage of the Company's Common Stock owned by (i) each of the directors and the executive officers named on the Summary Compensation Table above and (ii) all directors and executive officers of the Company as a group. The Company believes that, unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.

The following table sets forth certain information regarding the beneficial ownership of the Company's common capital stock as of the date of this Memorandum by (i) each person known to the Company as having beneficial ownership of more than 5% of the Company’s common capital stock, (ii) existing shareholders, (iii) and all others as a group.

Name of	Number of Common	Percentage of
Beneficial Owner(1)	Shares	Ownership

Baylis Trade, Inc.	20,255,138	18.3%
41 South Audley, London W1K 2F5,
United Kingdom

Begdorf Holdings, Ltd.	5,937,030	5.4%
Donoso Cortez 45, Madrid, Spain

Ferguson, Inc.	5,837,566	5.3%
P.O. Box 7284, Panama 5, Panama

Halston Business, Inc.	21,161,178	19.1%
23 Rue de Rive, 1260 Nyon-Switzerland

Lomme Development Corporation.	5,837,566	5.3%
200 Mts Oeste Instamasa,
Hacienda Ojo Agua,
San Rafael Alajuela San Jose Costa Rica

All Directors and Executive Officers
as a Group (4 persons)	2,490,713	2.3%

(1) Unless otherwise noted, the address of each of these persons is c/o Calypso Wireless, Inc., 5753 N.W. 158 Street, Miami, Florida 33014

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

a) The Exhibits included in this report are indicated below:
Exhibit No. 10.1 10.2 10.3	Description of Exhibit Executive Employment Agreement for George Schilling. Executive Employment Agreement for John W. Stump. Distribution Agreement with Franc Telecom, Ltd.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2004 and 2003, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $55,500 and $50,000, respectively.

Audit Related Fees. For the years ended December 31, 2004 and 2003, the Company did not incurred fees to auditors for audit related fees, respectively.

All Other Fees. The aggregate fees billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees" and for the fiscal years ended December 31, 2004 and 2003 were zero for both years.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPSO WIRELESS, INC.

By: /s/ George Schilling	Date: May 5, 2005
George Schilling
Chief Executive Officer and
President

By: /s/ John W. Stump, III	Date: May 5,2005
John W. Stump, III
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

By: /s/ George Schilling	Date: May 5, 2005
George Schilling
Chief Executive Officer and
President

By: /s/ John W. Stump, III	Date: May 5, 2005
John W. Stump
Chief Financial Officer

By: /s/ Antonio Zapata	Date: May 5, 2005
Antonio Zapata
Chairman

By: /s/ Julietta Moran	Date: May 5, 2005
Julietta Moran
Director

CALYPSO WIRELESS, INC. AND SUBSIDIARY
(A Development Stage Company)

Index

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Balance Sheets - December 31, 2004 and 2003

Statements of Operations - Years ended December 31, 2004 and 2003
With cumulative totals from inception to December 31, 2004

Statements of Stockholders’ Equity - Years ended December 31, 2004 and 2003
With cumulative totals from inception to December 31, 2004

Statements of Cash Flows - Years ended December 31, 2004 and 2003
With cumulative totals from inception to December 31, 2004

Notes to Consolidated Financial Statements

R. E. Bassie & Co.
Certified Public Accountants

6671 Southwest Freeway, Suite 550 Houston, Texas 77074-2220 Tel: (713) 272-8500 Fax: (713) 272-8515 E-Mail: Rebassie@aol.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Calypso Wireless, Inc.:

We have audited the consolidated balance sheets of Calypso Wireless, Inc. and subsidiary (a development stage company - the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2004 and for the period from inception to December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calypso Wireless, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004 and for the period from inception to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the financial statements, the 2003 and 2002 consolidated financial statements have been restated to correct errors which resulted in the overstatement of software development costs, the understatement of research and development expenses and the understatement of net losses for the years ended December 31, 2003 and 2002. Accordingly, an adjustment had been made to retained earnings at December 31, 2003 to correct the errors.

/s/ R. E. Bassie & Co.

Houston, Texas
April 15, 2005

CALYPSO WIRELESS, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets		Restated
Current assets:
Cash	$36,318	$833,209
Refund receivable	183,346	—
Prepaid expenses and other current assets	216,056	2,679
Inventories	—	86,103
Assets held for sale	576,000	—
Total current assets	1,011,720	921,991

Property and equipment, net of accumulated depreciation	100,959	4,155,324

Patents	423,250	220,176
Software development costs	4,718,238	4,452,169
Other assets	54,310	54,767
Total assets	$6,308,477	$9,804,427

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable and accrued expenses	$557,263	$273,497
Advances from customers	84,790	84,790
Short-term note payable	103,905	-
Loans payable	391,000	391,000
Total liabilities - current	1,136,958	749,287

Stockholders' equity:
Common stock, $.001 par value. Authorized 200,000,000 shares:
110,597,276 shares issued and outstanding at December 31, 2004, and 105,221,483 shares issued and outstanding at December 31, 2003	110,597	105,221
Additional paid-in capital	21,536,837	17,713,383
Deficit accumulated during the development stage	(16,475,915)	(8,473,464)
	5,171,519	9,345,140
Less stock subscription receivable	—	(290,000)
Total stockholders' equity	5,171,519	9,055,140

Commitments

Total liabilities and stockholders' equity	$6,308,477	$9,804,427

See accompanying notes to consolidated financial statements.

CALYPSO WIRELESS, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statements of Operations

Years ended December 31, 2004 and 2003

	2004	2003	Cumulative totals from inception to December 31, 2004
		Restated

Revenues	$—	$—	$—
Cost of goods sold	—	—	—
Gross profit	—	—	—

Operating expenses:
Research and development	161,256	819,626	5,443,131
Impairment expenses	3,446,411	—	3,446,411
Write-off of inventory	86,103	—	86,103
General and administrative	4,247,065	2,427,133	7,350,072
Interest	2,498	78,269	208,382
Depreciation	59,118	1,674	65,816
Total operating expenses	8,002,451	3,326,702	16,599,915

Operating loss	(8,002,451)	(3,326,702)	(16,599,915)

Other income - gain on the sale of assets	—	124,000	124,000

Net loss before provision for income taxes	(8,002,451)	(3,202,702)	(16,475,915)

Provision for income taxes	—	—	—

Net loss	$(8,002,451)	$(3,202,702)	$(16,475,915)

Net loss per common share - basic and diluted:

Net loss applicable to common shareholders	$(0.07)	$(0.03)

Weighted average common shares - basic and diluted	107,825,547	99,979,194

See accompanying notes to consolidated financial statements.

CALYPSO WIRELESS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

Years ended December 31, 2004 and 2003

				Deficit
				accumulated
			Additional	during the	Stock	Total
	Common Stock		paid-in	development	subscription	stockholders'
	shares	amount	capital	stage	receivable	equity

Balance, December 1, 1997	—	$—	$—	$—	$—	$—

Proceeds from the sale of common shares	290,000,000	29,000	9,145,717	—	—	9,174,717

Net loss	—	—	—	(3,202,249)	—	(3,202,249)

Balance, December 31, 1999	290,000,000	29,000	9,145,717	(3,202,249)	—	5,972,468

Proceeds from the sale of common shares	4,876,834	488	249,612	—	—	250,100

Net loss	—	—	—	(86,068)	—	(86,068)

Balance, December 31, 2000	294,876,834	29,488	9,395,329	(3,288,317)	—	6,136,500

Issuance of common shares for services	5,856,000	585	585,015	—	—	585,600

Proceeds from the sale of common shares	2,120,811	212	1,109,895	—	—	1,110,107

Net loss	—	—	—	(469,904)	—	(469,904)

Balance, December 31, 2001	302,853,645	30,285	11,090,239	(3,758,221)	—	7,362,303

Proceeds from the sale of common shares	5,494,036	549	349,104	—	—	349,653

Recapitalization - Reverse Merger	(218,215,704)	59,298	(59,298)	—	—	—

Issuance of common shares for services	10,000,000	10,000	70,000	—	—	80,000

Net loss, as restated	—	—	—	(1,512,541)	—	(1,512,541)

Balance, December 31, 2002, as restated	100,131,977	100,132	11,450,045	(5,270,762)	—	6,279,415

Proceeds from private placement of common shares	3,720,913	3,721	1,669,609	—	(290,000)	1,383,330

Issuance of common shares for services	5,589,757	5,590	3,341,258	—	—	3,346,848

Issuance of common shares for conversion debt	2,445,503	2,445	1,245,804	—	—	1,248,249

Cancellation of previously issued shares	(6,666,667)	(6,667)	6,667	—	—	—

Net loss, as restated	—	—	—	(3,202,702)	—	(3,202,702)

Balance, December 31, 2003, as restated	105,221,483	105,221	17,713,383	(8,473,464)	(290,000)	9,055,140

Proceeds from private placement of common shares	3,507,093	3,507	1,839,033	—	290,000	2,132,540

Issuance of common shares for services	1,768,700	1,769	1,914,521	—	—	1,916,290

Issuance of common shares for product
development costs	100,000	100	69,900	—	—	70,000

Net loss	—	—	—	(8,002,451)	—	(8,002,451)

Balance, December 31, 2004	110,597,276	$110,597	$21,536,837	$(16,475,915)	$—	$5,171,519

See accompanying notes to consolidated financial statements.

CALYPSO WIRELESS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
Years ended December 31, 2004 and 2003

			December 31,
	2004	2003	2004
		Restated

Cash flows from operating activities:
Net loss	$(8,002,451)	$(3,202,702)	$(16,475,915)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	59,120	1,674	65,816
Common stock issued for services	1,916,290	3,346,848	5,928,738
Impairment expenses	3,446,411	—	3,446,411
Write-off- of inventory	86,103	—	86,103
(Increase) decrease in operating assets:
Refund receivable	(183,346)	—	(183,346)
Inventories	—	271,867	—
Prepaid expenses and other current assets	(213,377)	(2,679)	(216,056)
Stock subscription receivable	290,000	(290,000)	—
Patent	(203,074)	(140,402)	(423,250)
Software development costs	(196,069)	(205,956)	(4,648,238)
Other assets	457	(7,806)	(54,310)
Increase (decrease) in operating liabilities:			—
Accounts payable and accrued expenses	283,766	(953,949)	360,714
Advances from customers	—	84,790	84,790
Net cash used in operating activities	(2,716,170)	(1,098,315)	(12,028,543)

Cash flows from investing activities:
Capital expenditures for property and equipment	(27,166)	(6,818)	(3,613,186)
Net cash used in investing activities	(27,166)	(6,818)	(3,613,186)

Cash flows from financing activities:
Proceeds from issuance of stock	1,842,540	1,673,330	14,400,447
Proceeds from short-term borrowing	181,934	—	181,934
Repayment of short-term borrowing	(78,029)	—	(78,029)
Proceeds from loans payable	—	—	391,000
Proceeds from long-term borrowings	—	—	782,695
Net cash provided by financing activities	1,946,445	1,673,330	15,678,047

Net increase (decrease) in cash	(796,891)	568,197	36,318

Cash at beginning of year	833,209	265,012	—
Cash at end of year	$36,318	$833,209	$36,318

Supplemental schedule of cash flow information:
Interest paid	$2,498	$78,269	$208,382

Non-cash transactions:
Issuance of common stock for conversion of debt	$—	$1,248,249	$1,248,249
Issuance of common stock for acquisition of software development costs	$70,000	$—	$70,000

See accompanying notes to consolidated financial statements.

CALYPSO WIRELESS, INC. AND SUBSIDIARY
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2004 and 2003
(1)	Summary of Significant Accounting Policies

Organization, Ownership and Business

Calypso Wireless, Inc. (the "Company or Calypso"), formerly Kleer-Vu Industries, Inc. (Kleer-Vu), was incorporated in the State of Delaware on March 22, 1983 (see note 2). Its wholly-owned subsidiary, Industria de Telecomunicaciones Americanas ATEL, S.A. (American Telecom Industries ATEL, S.A.) was incorporated in 1997 under the Laws of the Republic of Costa Rica. The Company operates as a holding company with one wholly owned subsidiary. All monetary amounts noted in the financial statements are expressed in U.S. Dollars.

Calypso Wireless, Inc. is a development stage company. The Company is a developer and supplier of real-time video cellular phones and telecommunications infrastructure software. The Company’s core business focuses on the development of smart real-time video cellular phones and wireless devices, which through Calypso’s ASNAP™ unique switching technology provides greater bandwidth to seamlessly integrate the existing cellular networks and Internet IP-based telecommunications networks without having to replace the existing infrastructure. The Company’s research and development facilities are located in Miami Lakes, Florida and Akron, Ohio.

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

Refund Receivable

Refund receivable represents a net amount paid to a manufacturer for the production of the telephone. The contract was subsequently cancelled and the manufacturer agreed to return all funds received.

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

CALYPSO WIRELESS, INC. AND SUBSIDIARY
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Property, Equipment and Depreciation

Property and equipment are recorded at cost less accumulated depreciation. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss being recognized as a component of other income or expense. Depreciation is computed over the estimated useful lives of the assets (5 to 20 years) using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Maintenance and repairs are charged to operations as incurred.

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

Impairment of Long-Lived Assets

Realization of long-lived assets is periodically assessed by the management of the Company. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary.

Revenue Recognition

The Company recognizes revenue at the time of shipment of product to its customers or completion of services provided.

CALYPSO WIRELESS, INC. AND SUBSIDIARY
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

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

Stock-based Compensation

The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and to elect the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

CALYPSO WIRELESS, INC. AND SUBSIDIARY
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

New Standards Implemented

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.

The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” This statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

CALYPSO WIRELESS, INC. AND SUBSIDIARY
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined the adoption of this statement will have no effect on the Company’s financial statements.

Reclassifications

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

(2)	Inventories

Inventories consisted of raw materials at December 31, 2003, and were located at the Selectron, S.A. plant in Managua, Nicaragua. The December 31, 2003 balance of inventory was written-off during 2004.

(3)	Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

		December 31
	Years	2004	2003
Machinery and equipment	5-15	$—	$3,405,952
Laboratory equipment	5-15	99,319	715,778
Office furniture and equipment	3-5	67,456	40,290
		166,775	4,162,020
Less accumulated depreciation		65,816	6,696
Net property and equipment		$100,959	$4,155,324

The machinery and equipment for production of the products had not been placed in service as of December 31, 2003. During 2004, the Company decided to outsource the production of the products to independent contractors; therefore the machinery and equipment purchased specifically for the production of the telephones and other related products was written down to the net realizable sales value, estimated to be approximately $576,000, resulting in a impairment charge in the amount of $3,446,411. The $576,000 estimated sales value of the machinery and equipment was reclassified to a separate line item in the current assets section of the balance sheet as of December 31, 2004. This evaluation of long-lived assets is consistent with our accounting policy on "Impairment of Long-Lived Assets" as noted in note 1 to the financial statements.

CALYPSO WIRELESS, INC. AND SUBSIDIARY
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(4)	Software Development Costs

Software development costs represent capitalized costs incurred in the development of the cellular phones and telecommunications infrastructure software. The Company began capitalizing this cost once technological feasibility had been established during the first quarter of 1999. All costs incurred prior to establishment of technological feasibility were expensed as research and development expenses. The Company will begin amortizing this cost once the products are available for general release to customers. See note 9 for restatement of amounts reported as software development costs in 2003 and 2002.

(5)	Long-term Debt

Long-term debt represents a revolving line of credit agreement with a financial institution, which allowed the Company to borrow up to $1,500,000 through December 31, 2003. The note bears interest at 10% per annum, with principal and accrued interest due at December 31, 2003. The note was secured by a personal guarantee of the Company’s former Chief Executive Officer. The balance of the note and accrued interest was converted to equity in 2003 by the issuance of 2,394,820 shares of common stock.

(6)	Capital Stock

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 110,597,276 were issued and outstanding as of December 31, 2004.

(7)	Income Taxes

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended December 31, are as follows:

	December 31
	2004		2003
Tax expense/(benefit) computed at statutory rate for continuing operations		$(2,721,000)	$(1,089,000)
Tax (benefit) of operating loss carryforwards		2,721,000	1,089,000
Tax expense/(benefit) for continuing operations	$		$—

The Company has current net operating loss carryforwards in excess of $16,400,000 as of December 31, 2004, to offset future taxable income, which expires in various years through 2024.

CALYPSO WIRELESS, INC. AND SUBSIDIARY
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

	December 31
	2004	2003
Deferred tax assets:
Net operating loss	$5,602,000	$2,881,000

Total deferred tax assets	5,602,000	2,881,000

Valuation allowance	(5,602,000)	(2,881,000)
Net deferred assets	$—	$—

At December 31, 2004, the Company provided a 100% valuation allowance for the deferred tax asset because given the volatility of the current economic climate, it could not be determined whether it was more likely than not that the deferred tax asset would be realized.

(8)	Lease Agreements

The Company leases office space under noncancellable-operating leases, which expires in various years through September 2007. Future minimum lease under these operating leases is as follows:

Year December 31,	Amount

2005	$65,152
2006	18,156
2007	7,659
$90,967
(9)	Restatements

The December 31, 2003 and 2002 financial statements have been restated to correct for the misclassification of expenditures between software development cost and research and development expenses. The prior period adjustments to present the correction of errors are as follows:

CALYPSO WIRELESS, INC. AND SUBSIDIARY
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

	2003		2002
	As Previously Reported	As Restated	As Previously Reported	As Restated

August 31:

Software development costs	$6,531,795	$4,452,169	$5,506,213	$4,246,213
Total assets	11,884,053	9,804,427	10,406,110	9,146,110
Deficit accumulated during the development stage	(6,393,838)	(8,473,464)	(4,010,762)	(5,270,762)
Total stockholders' equity	11,134,766	9,055,140	7,539,415	6,279,415

For the years ended December 31:

Research and development	—	819,626	—	1,260,000
Net loss	(2,383,076	(3,202,702)	(252,541)	(1,512,541
Basic loss per share	(0,02)	(0.03)	(0.00)	(.00)

(10)	Subsequent Events

Equity Financing

Subsequent to December 31, 2004, the Company raised $1,000,000 through a private placement with an accredited investor. In addition, the Company has signed subscription agreements to raise an additional $2,000,000.

On April 20, 2005, the Company entered into a distribution agreement with Franc Telecom, LTD to purchase 250,000 cellular phones. The Company is expected to deliver the phones during the fourth quarter of 2005.