Form 10QSB
period 2005-03-31
CALYPSO WIRELESS INC
filed 2005-05-17
CIK 719729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-8497

CALYPSO WIRELESS, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	13-5671924
(State of Incorporation)	(I.R.S. Employer Identification No.)

5753 N.W. 158th Street, Miami, FL	33014
(Address of Principal Executive Offices)	(ZIP Code

 Registrant's Telephone Number, Including Area Code: (305) 828-1483

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No [  ]

Issuers Involved in Bankruptcy Proceeding During The Past Five Years
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(b) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

At March 31, 2005, the Registrant had 119,137,929 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three-month periods ended March 31, 2005 and 2004 are attached to this quarterly report.

Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION Back to Table of Contents

Forward-Looking Statements; Market Data

As used in this Quarterly Report, the terms "we", "us", "our" "CLYW" and the "Company" means Calypso Wireless, Inc., a Delaware corporation, and its subsidiary, Industria de Telecomunicaciones Americanas ATEL, S.A. To the extent that we make any forward-looking statements in the "Management's Discussion and Analysis of Financial Condition or Plan of Operations" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. Our forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Generally, forward-looking statements include phrases with words such as "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

Overview

Calypso Wireless, Inc. is a result of a business combination on October 4, 2002, between Kleer-Vu Industries, Inc., a public shell company, and Calypso Wireless, Inc., a privately held development stage company incorporated in the State of Florida in 1998. For accounting purposes, however, the acquisition has been treated as the recapitalization of Calypso Wireless, Inc. with Calypso Wireless, Inc. deemed the acquirer of Kleer-Vu in a reverse merger.

The Company is a development stage company and has been in the development stage since inception of its wholly owned subsidiary; Industria de Telecomunicaciones Americanas ATEL, S.A. (American Telecom Industries ATEL, S.A.), which was incorporated in 1997 under the Laws of the Republic of Costa Rica. American Telecom Industries ATEL, S.A. began its research and development activities in 1997. To date, the Company subsidiary has expended over $5.8 million on research and development of the Company’s products. In January 1999, the Company engineers determined that the products were technologically feasible. Subsequent to the determination of technological feasibility, the Company has expended approximately $4.9 million to develop the product to its current stage.

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

Calypso built upon its patented technology to create a new application, which could allow satellite radio signals from carriers such as XM Satellite Radio and Sirius Satellite Radio to be readily received by various wireless devices, thus generating a new potential revenue stream for the satellite radio companies, the companies supplying service to mobile phones and devices, the manufacturers and retailers of those devices, as well for the licensing of this technology by Calypso.The Company is sometimes referred to as we, us, our, and other such phrases as provided in Regulation F-D (Fair Disclosure).

Capital Expenditures

Since 1997, the Company has expended over $4.1 million on machinery and equipment. The machinery and equipment is located in a manufacturing plant in Managua, Nicaragua, Central America. The machinery and equipment for production of the products had not been placed in service as of December 31, 2004. During 2004, the Company decided to outsource the production of the products to independent contractors; therefore the machinery and equipment purchased specifically for the production of the telephones and other related products was written down to the net realizable sales value, estimated to be approximately $576,000, resulting in a impairment charge in the amount of $3,446,411.The $576,000 estimated sales value of the machinery and equipment was reclassified to a separate line item, "assets held for sale" in the current assets section of the balance sheets as of March 31, 2005 and December 31, 2004.

Results of Operations - Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues: During the three-month periods ended March 31, 2005 and 2004, we did not generate any revenues, since the Company is in a Phase 2 development stage.

Operating expenses: Operating expenses incurred for the three months ended March 31, 2005, aggregated $2,833,518 as compared to $1,404,507 for the three months ended March 31, 2004, an increase of $1,419,011, primarily due to legal, consulting and professional services expenses, and $2,184,600 of operating expenses reflected non-cash expense in connection with issuance of common stock for services.

Net Loss and Loss Per Share: The net loss was $2,833,518 for the three months ended March 31, 2005, as compared to a net loss of $1,404,507 for the three months ended March 31, 2004.

Off-Balance Sheet Arrangements: The Company had no off-balance sheet arrangements for the three-month period ended March 31, 2005.

Liquidity and Capital Resources: At March 31, 2005, we had working capital of $543,092 as compared to negative working capital of $125,238 at December 31, 2004 or an increase by $668,330. The Company’s cash position was $441,956 at March 31, 2005 compared to $36,318 at December 31, 2004.

The Company estimates that it will require approximately $7 million in capital to complete the manufacturing process and begin shipment of its new products. The use of proceeds from our funding will be to fund working capital, marketing costs, product acquisition costs, general and administrative costs, and the purchase of inventory and technology.

We have historically sustained our operations and funded our capital requirements with the funds received from the sale of our common stock. To date, the Company's investors have contributed over $14.4 million in cash and approximately $6,000,000 in services, in consideration for the issuance of stock.

The Company is currently negotiating debt and/or equity financing arrangements to provide additional sources for its future capital needs. While we believe that we will be able to raise the necessary capital at acceptable terms, there can be no assurance that will be able to obtain this capital on acceptable terms, if at all. If we do not raise sufficient capital at acceptable terms, the ability to implement of our business plans, and our operating results and financial condition could be adversely effected.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in the financial statements, and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

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

Our accounting policies are more fully described in Note 1 to the audited consolidated financial statements as filed in the Company’s 10-KSB for the year ended December 31, 2004. We have identified certain critical accounting policies that are described below.

Software development costs represents capitalized costs incurred in the development of the cellular/Wi-Fi phones and telecommunications infrastructure software. The Company began capitalizing this cost once the Phase 1 technological feasibility had been established during the first quarter of 1999. All costs incurred prior to establishment of Phase 1 technological feasibility were expensed as research and development expenses. The Company will begin amortizing this cost once the products, during Phase 2 are available for general release to customers.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. On March 7, 2005 Mr. Javier Montiel of Tatum CFO Partners, LLP became temporary CFO of the company. On April 15th 2005 Mr. John W. Stump III was appointed by the Board of Directors to serve as CFO. As of March 31, 2005, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

The Company is party to certain legal proceedings arising in the ordinary course of its business. In the opinion of management, the outcome of such legal matters will not have a material adverse effect on the company's results of operations or financial position.

On March 1, 2005, the Company successfully completed litigation against various individuals who had sought damages of several million shares of the Company, which claims were based upon consulting agreements that had been approved by the Company’s former president, Patrick Lannen. Claimants did not provide any consulting services under the purported consulting contracts and the Company was successful in canceling the shares. The Company is suing Mr. Lannen to recover actual damages of $26 million and $104 million in punitive damages, which action is pending in the District Court of Harris County, Houston, Texas.

On April 1, 2005, the Company terminated the services of the law firm of Sears & Crawford for not performing services that met the Company's reasonable expectations and alleging a possible conflict of interest. Sears & Crawford are seeking arbitration to obtain their legal fees, payable in the form of 468,727 restricted shares of Company common stock. The Company has responded that Sears & Crawford are not entitled to any fees or shares because they did not perform the services. The Company cannot predict the outcome of this arbitration proceeding, but does not believe that it would be materially adversely effected by the outcome.

On April 25, 2005, a lawsuit filed by Doug Sanders, a consultant, in the District Court of Harris County, Houston, Texas, was settled for consideration of the issuance of 75,000 restricted shares of Company’s common stock, which settlement we believe was of mutual benefit to the Company and Mr. Sanders.

On November 5, 2004, Drago Daic d/b/a Tribeca Inc, filed a lawsuit against the Company seeking unspecified damages, attorneys fees, and demanding that the restrictive legend be removed from certain certificates of the Company’s common stock, that had been issued to Drago Daic. The suit is pending in the District Court of Harris County, Houston, TX. The Company is defending the suit and cannot predict the outcome of this proceeding. In the event that the Company does not prevail, the Company would not be materially adversely effected.

ITEM 2. CHANGES IN SECURITIES Back to Table of Contents

During the three month period ended March 31, 2005, the Company issued 8,540,653 shares of its restricted common stock valued at $3,639,600 as follows: the Company received $1,155,000 in connection with the private placement of 5,428,572 shares issued to individuals and financial organizations; 857,142 shares were issued in connection with the conversion of $300,000 in debt; 425,000 shares were issued to compensate individuals for research and development costs in the amount of $395,250 and 1,829,939 shares were issued for consulting services valued at $1,789,350.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Back to Table of Contents

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-QSB or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K During the Period Covered by this Report:

The Registrant has filed a Form 8-K on March 21, 2005 with disclosure under Item 1.01 and Item 5.02, relating to the interim appointment of a new chief financial officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ GEORGE SCHILLING CEO AND PRESIDENT Dated: May 16, 2005

/s/ JOHN W. STUMP, III CHIEF FINANCIAL OFFICER Dated: May 16, 2005

Financial Statements Back to Table of Contents

Bassie & Co.
Certified Public Accountants

6671 Southwest Freeway, Suite 550
Houston, Texas 77074
Tel: (713) 272-8500 Fax: (713) 272-8515
E-Mail: Rebassie@aol.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To The Board of Directors and Stockholders

Calypso Wireless, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Calypso Wireless, Inc. and subsidiary as of March 31, 2005, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Calypso Wireless, Inc. and subsidiary as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 15, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Bassie & Co.
Houston, Texas

May 13, 2005

CALYPSO WIRELESS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets Back to Table of Contents
March 31, 2005 and December 31, 2004
(Unaudited - see accompanying accountants' review report)

	March 31, 2005	December 31, 2004
Assets		(Audited)
Current assets:
Cash	$441,956	$36,318
Refund receivable	84,731	183,346
Prepaid expenses and other current assets	213,607	216,056
Inventory	60,000	-
Assets held for sale	576,000	576,000
Total current assets	1,376,294	1,011,720

Property and equipment, net of accumulated depreciation	89,612	100,959
Patents	425,851	423,250
Software development costs	4,864,736	4,718,238
Other assets	54,310	54,310
Total assets	$6,810,803	$6,308,477
Liabilities and Stockholders' Equity

Liabilities:
Accounts payable and accrued expenses	$536,329	$557,263
Advances from customers	84,790	84,790
Short-term notes payable	121,083	103,905
Loans payable to shareholders	91,000	391,000
Total liabilities- current	833,202	1,136,958

Stockholders' equity:
Common stock, $0.001 par value, authorized 200,000,000 shares:
119,137,929 shares issued and outstanding at March 31, 2005
and 110,597,276 shares at December 31, 2004	119,138	110,597
Additional paid-in capital	25,167,896	21,536,837
Deficit accumulated during the development stage	(19,309,433)	(16,475,915)
Total stockholders' equity	5,977,601	5,171,519
Commitments	-	-
Total liabilities and stockholders' equity	$6,810,803	$6,308,477

See accompanying notes to consolidated financial statements

CALYPSO WIRELESS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Operations Back to Table of Contents
Three months ended March 31, 2005 and 2004
(Unaudited - see accompanying accountants' review report)

				Cumulative totals
				from inception to
	March 31, 2005		March 31, 2004	March 31, 2005
Revenues	$-		$-	$-
Cost of goods sold	-		-	-
Gross profit	-		-	-

Operating expenses
Research and development	395,250		5,750	5,838,381
General and administrative	2,421,348		1,398,338	9,771,420
Impairment expenses	-		-	3,446,411
Write-off inventory	-		-	86,103
Interest expense	642		-	209,024
Depreciation	16,278		419	82,094
Total operating expenses	2,833,518		1,404,507	19,433,433

Operating loss	(2,833,518)		(1,404,507)	(19,433,433)

Other income-gain on the sale of assets	-		-	124,000

Net loss before provision for income tax	(2,833,518)		(1,404,507)	(19,309,433)

Provision for income taxes	-		-	-
Net loss	$(2,833,518)		$(1,404,507)	(19,309,433)

Net loss per common share-basic and diluted:	$(0.03)	$	(0.01)

Weighted average common shares basic and diluted:	$113,144,440		$106,044,293

See accompanying notes to consolidated financial statements

CALYPSO WIRELESS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows Back to Table of Contents
March 31, 2005 and March 31, 2004
(Unaudited - see accompanying accountants' review report)
			Cumulative totals
			from inception to
	March 31, 2005	March 31, 2004	March 31, 2005
Cash flows from operating activities:
Net loss	$(2,833,518)	$(1,404,507)	$(19,309,433)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	16,278	419	82,094
Common stock issued for services	2,184,600	814,580	8,113,338
Impairment expenses	-	-	3,446,411
Write-off inventory	-	-	86,103
(Increase) decrease in operating assets:
Refund receivable	98,615	-	(84,731)
Prepaid expenses and other current assets	2,449	(310,088)	(213,607)
Inventories	(60,000)	-	(60,000)
Patents	(2,601)	(482)	(425,851)
Software development costs	(146,498)	(20,525)	(4,794,736)
Other assets	-	1,900	(54,310)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(20,934)	(42,981)	339,780
Advances from customers	-	-	84,790
Net cash used in operating activities	(761,609)	(961,684)	(12,790,152)

Cash flows from investing activities:
Purchase of property and equipment	(4,931)	(25,144)	(3,618,117)
Net cash used in investing activities	(4,931)	(25,144)	(3,618,117)

Cash flows from financing activities:
Proceeds from the sale of common shares	1,155,000	1,429,500	15,555,447
Proceeds from short-term borrowing	50,000	-	231,934
Repayment of short-term borrowing	(32,822)	-	(110,851)
Proceeds from long-term debt-	-	-	782,695
Net borrowings (repayment) of loans from shareholders	-	-	391,000
Net cash provided by financing activities	1,172,178	1,429,500	16,850,225

Net increase in cash	405,638	442,672	441,956
Cash at beginning of year	36,318	833,209	-
Cash at end of period	$441,956	$1,275,881	$441,956

Supplemental schedule of cash flow information:
Interest paid	$642	$-	$209,024

Non-cash transactions:
Issuance of common stock for conversion of debt	$300,000	$-	$1,548,249
Issuance of common stock for acquisition of software development costs	-	-	70,000

Calypso Wireless, Inc. and Subsidiary
Notes to Consolidated Financial Statements Back to Table of Contents

(1) General

Calypso Wireless, Inc. (the "Company" or "CLYW"), formerly Kleer-Vu Industries, Inc., operates as a holding company with one wholly-owned subsidiary, Industria de Telecomunicaciones Americanas ATEL, S.A. (American Telecom Industries ATEL, S.A. All monetary amounts noted in the financial statements are expressed in U.S. Dollars.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2005 are not indicative of the results that may be expected for the year ending December 31, 2005.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

(2) Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(3) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.

The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 30, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 30, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory Costs— an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 30, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.