Form 10KSB/A
period 2004-12-31
CALYPSO WIRELESS INC
filed 2005-09-30
CIK 719729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB/A
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐                               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 1-8497

CALYPSO WIRELESS, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	13-5671924
(State of Incorporation)	(I.R.S. Employer Identification No.)

5753 N.W. 158 Street, Miami, Florida	33014
(Address of Principal Executive Offices)	(ZIP Code)

 Issuer's Telephone Number, Including Area Code: (305) 828-1483

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐NO☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes☒ NO☐

Issuer's revenues for its most recent fiscal year: $0

As of March 31, 2005, the Issuer had 119,611,929 shares of common stock issued and outstanding. As of March 31, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such stock, was $40,756,576.

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

Calypso Wireless, Inc. (the "Company" "we" or "Calypso"), formerly Kleer-Vu Industries, Inc. (Kleer-Vu), was incorporated in the State of Delaware on March 22, 1983. The Company operates as a holding company with one subsidiary, Industria de Telecomunicaciones Americanas ATEL, S.A. (American Telecom Industries ATEL, S.A.), which was incorporated in 1997 under the Laws of the Republic of Costa Rica.

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

The Company intends to become a supplier and licensor of cellular broadband real time video phones, and other wireless devices supporting telecommunications infrastructure, which utilize our patented ASNAP technology (U.S. Patent Number: 6,680,923). ASNAP technology enables users of cellular phones, PCMCIA (Personal Computer Media Interface Card Accessory) cards and other wireless devices to seamlessly roam between existing cellular WAN (Wide Area Network's GSM/GPRS (Global System for Mobile Communications/General Packet Radio Service) or CDMA (Code Division Multiple Access) and WLAN (Wireless Local Area Networks) utilizing the 802.11 Wi-Fi standard (Wireless Fidelity). We believe we are currently the only company offering the wireless telephone and data service provider (mobile carriers) with technology that effectively integrates traditional cellular telephone systems and internet broadband access through WLAN (cellular, broadband, real time, video phones, WLAN access points and call-control media gateways).

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

Calypso envisions that the ASNAP" technology will become the de-facto standard for all smart cellular phones and mobile devices of the future.

Calypso expects to receive substantial revenue through the sales of its cellular broadband real time video phones, WLAN access points, call-control media gateways and related software products and also through the licensing of it's technology to original equipment manufacturers (OEMs).

THE COMPANY'S PRODUCTS AND SERVICES

As mentioned above, we intend to become a supplier and licenser of cellular broadband real time video phones, and other wireless devices and supporting telecommunications infrastructure, which utilize our proprietary ASNAP" technology. Calypso's ASNAP" patented technology enables users of wireless cellular phones, laptop computers and other wireless personal computing devices to increase the wireless bandwidth from the current 9.6 - 14.4 thousand bits per second (Kbps) data transmission rate of the cellular network (cell towers) to more than 11 million bits per second (Mbps) on the WLAN network.

The Company believes that cellular phones incorporating Calypso's patented ASNAP" technology will have superior performance to existing cellular phone because they will have broadband real time two way video connectivity with high resolution color displays and 30 frames per second video connectivity.

Calypso plans to sell the following products:

-Cellular Broadband Real Time Video Phone with ASNAP".
-Advanced Wireless Access Point.
-PCMCIA Card for laptop users.
-Software for the Cellular Operators and Internet Service Providers (ISP).

In addition, Calypso plans to license its patented technology for the following markets:

-Original equipment manufacturers (OEMs) in the following areas: Cellular phones, WLAN access points, laptop computers, personal computers, personal digital assistants (PDAs), network servers, call-control media gateways, telecommunication equipment, microprocessor manufacturers.
-Service providers such as: Cellular operators, telecom operators and Internet Service Providers (ISPs).

The Company has developed a new patented technology that will allow users of mobile devices such as cellular phones, PDAs, satellite radios and portable music players, such as Apple Computer's iPod, to receive satellite broadcasts on those devices from either Satellite transmitters or wireless LAN access points, such as Wi-Fi. Calypso built upon its patented technology to create a new application, which could allow satellite radio signals from carriers such as XM Satellite Radio and Sirius Satellite Radio to be readily received by all types of mobile wireless devices, thus generating a new potential revenue stream for the satellite radio companies and the companies supplying service to mobile phones and devices, the manufacturers and retailers of those devices, as well for the licensing of this technology by Calypso.

INDUSTRY BACKGROUND

Demand for the Company's Products and Services

Today's wireless device market presents several gaps that need to be filled in order to satisfy the desires and needs of wireless device users. In 2004, over 600 million cellular phones were sold worldwide.

In 1997, there were approximately 206 million cellular subscribers worldwide. In 2003, cellular subscribers worldwide grew to over one billion users. Today's users are becoming ever more sophisticated and educated about the technology of their devices and services. Users expect greater capabilities at reduced cost. Cellular telephone service providers (Mobile Carriers) have faced difficulties in providing quality wireless telephone and data communication services at prices acceptable to end-users while maintaining profitability.

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

In mature markets like North America and Western Europe, more moderate growth is expected. By the end of the forecast period, the number of net subscriber additions is expected to be negligible, any growth should be considered exceptional, as it will caused by replacement sales alone. A cyclical pattern will emerge in Western Europe. Demand will slow in 2006, but pick up again in 2007 and 2008 as subscribers buy replacement phones based on wideband code division multiple access (WCDMA) technology.

Asia/Pacific will continue to be the world's largest market for mobile terminals. Over 1.3 billion phones will be sold in the region between 2004 and 2008. North America is expected to overtake Western Europe in 2006 to become the second-biggest market.

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

GSM Remains the Dominant Technology

In 2008, terminals based on GSM technologies will still make up the largest part of the market Terminals using GSM, general packet radio service (GPRS) and Enhanced Data Rates for Global Evolution (EDGE) will account for 436 million units, which is 57 percent of the total market. Code division multiple access technologies (CDMA IS-95, CDMA 1x, CDMA 1xEV-DO and CDMA 1xEV-DV) will account for 151.3 million units (20 percent of the market), and sales of WCDMA terminals will hit 162.4 million (21 percent).

WCDMA is expected to be the fastest-growing technology segment, with a CAGR of 82.1 percent between 2004 and 2008. There will be 50 WCDMA net-works in operation by the end of 2004, and this will rise to over 120 by the end of 2006. Most of these networks will be deployed in mature markets, which will fuel sales of replacement handsets.

The second fastest-growing technology segment is EDGE, with a CAGR of 69.7 percent. By 2008, about one in six new terminals will have EDGE capability. CDMA2000 1xEV-DO is expected to be the third fastest-growing technology. Sales will grow rapidly between 2004 and 2006 as network deployment accelerates

The key difference between Calypso and its competitors is its patented ASNAP" technology, which allows Calypso to deliver cellular broadband real time video phones and other mobile devices (PCMCIA Cards for Laptops) that will offer both users and Mobile Carriers increased bandwidth at lower cost. This is accomplished through Calypso's unique mobile device and infrastructure software routing architecture design. The user saves money by often using a WLAN and Internet connectivity for real time two way video conferencing, voice and data communications for its mobile devices. The service provider saves money by being able to increase capacity to the existing and future cellular network (mobile network) while also offering increased bandwidth and additional services via the WLANs (Wireless Local Area Network) without the need to immediately replace existing hardware or purchase additional frequency spectrum required for third generation wireless technology ("3G technology"). ASNAP" technology delivers higher wireless bandwidth and Internet connectivity than any others wireless technology. Our technology is not dependant on the improved cellular 3G technologies but will complement and improve the performance of these as they become available. We believe that the demand for products (cellular broadband real time video phones, WLAN Access Points and PCMCIA Cards) incorporating our patented ASNAP" technology is expected to increase as users learn of the advantages of the system and of the convenience of inexpensive high bandwidth.

The ASNAP" patented solution is a switching algorithm between network access points and the cellular towers based on the availability of the least costly, most efficient connection. This is accomplished by incorporating two technologies into a single wireless device (mobile-cell phone, PCMCIA Cards, PDAs); long-range cellular network access, and short range WLAN (Wireless Local Area Network) access (via WLAN).

If the user is within 100-450 yards of a Calypso's stand alone WLAN Access Point connected to the Internet, the user will access the cellular service provider's network via the Internet. If the user drifts out of range of a WLAN Internet connection, then the wireless device (or smart phone) switches to a WAN (Wide Area Network), such as a cellular network. The device is constantly "sniffing" the airwaves for access to its service provider's network through the most cost efficient and spectrum efficient method - a WLAN connection.

The Company believes that its patented technology will provide the following benefits to both end-users and Mobile Carriers:

1. Higher Bandwidth without high cost of deployment. Calypso's products make possible a less expensive wireless broadband Internet connectivity through ASNAP technology.
2. Fast Wireless Internet Access - ASNAP technology delivers more than 11Mbps for real time two way video conferencing, voice and data fast Internet connectivity while improving bandwidth of the existing and future 2.5G and 3G cellular networks.
3. Large, High Quality Color Display - The Company believes that users want, and OEMs are manufacturing, cellular phones with larger color displays to bring more hand-held PC functionality to the cellular phones. Calypso's patented ASNAP" technology supports large color displays and provides greater computing power.
4. Improve Quality of Service - The Company believes its products will result in fewer dropped calls and lost connections.
5. Increase Capacity in the Cellular Network - Cellular phones with ASNAP" technology should represent large savings for Mobile Carriers by allowing the addition of more users to their existing networks without having to add significant new infrastructure hardware, or purchase additional frequency spectrum, since a large percentage of its users will be accessing the mobile network via WLAN access points (public or private).
6. Wireless Advertisement - Our ASNAP" technology should facilitate and accelerate wireless advertising through the increased bandwidth and locating capabilities of the Calypso's cellular broadband real-time two-way video phone. The locating capabilities will allow for targeted advertising.

We believe that our cellular broadband real time two-way video conferencing phone will fulfill the market needs for the mobile user and Mobile Carriers who are currently seeking:

-services that deliver and/or transmit information faster, which means new types of services could be offered;
-services at a higher profit margin; and
-services which are geographically broader and more consistent.

We believe that Calypso's products will enable Mobile Carriers to deliver faster data transmission to cellular phones, PDA's and laptop computers, allowing delivery of new and better services. Standard cellular phones typically transmit and receive data at a rate in the range from 14.4 Kbps to 56 Kbps. In contrast, Calypso's cellular phones operating in "ASNAP"" mode can transmit and receive data at a rate of approximately 11 Mbps or greater when connecting to the WLAN.

New high-speed mobile technologies, such as GSM/GPRS and CDMA 2000, only promise bandwidths from 56kbps to 144kbps; with higher 3G bandwidths projected for the mass markets after 2006.

Mobile Carriers using Calypso's patented technology are able to deliver new services without replacing the existing cellular network, which should increase the average revenue per user (ARPU) of Mobile Carriers.

Any access point with ASNAP" software will allow customers to access their mobile carrier's network from anywhere in the world.

DISTRIBUTION AGREEMENT

On April 20, 2005, Calypso entered into a distribution agreement with Franc Telecom, LTD. The company, located in London, England, has been granted an exclusive distributorship for the United Kingdom, subject to the requirement to place orders for a minimum of 100,000 cellular broadband GSM/WiFi phones within the first three months of the agreement and an additional 150,000 units within the first contract year.

The distribution agreement provided that Franc Telecom was required to establish, in favor of Calypso, an irrevocable letter of credit for each purchase order, with appropriate draw down provisions, from a respectable EU bank acceptable to Calypso. Calypso provided Franc Telecom with terms, conditions and pricing. Franc Telecom was not able to provide Calypso with a purchase order backed by a line of credit specified in the agreement, and consequently the contract was terminated.

SUPPLIERS

The Company intends to rely on third party suppliers for microprocessors, such as Intel and Texas Instruments for, displays and other electronic components that will be use in our products.

COMPETITORS

We may face competition in the wireless device market from a variety of companies and technologies, some of which are larger, have longer operating histories, have substantially greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships in the industry than we have. Consequently, these competitors can devote greater resources to the development, promotion, sale and support of their products. We believe that our key competition will come from existing companies that currently market products and services that provide communication with wireless communication devices. While we believe that our patented ASNAP" technology provides numerous benefits to, and is a superior solution for, both end-users and Mobile Carriers, primarily based upon the fact that our technology enables users of wireless communication devices to seamlessly roam between existing cellular systems (i.e., WAN's- Wide Area Network's, GSM/GPRS - Global System for Mobile Communications/General Packet Radio Service, or CDMA - Code Division Multiple Access) and internet broadband access through WLAN (Wireless Local Area Networks), there can be no assurance that these benefits will be realized or utilized, or that other companies will not suitably improve these parameters through the use of other technology.

Calypso's products are based on patented technology (U.S. Patent Number: 6,680,923). Based on this patented technology and our knowledge of wireless products and technology, we believe that there are currently no other companies that offer this type of solution. Furthermore, we believe that once mobile carriers are marketing our real time two way video conferencing cellular phone, we will be in a favorable position to begin licensing the use of our patented ASNAP" technology to other original equipment manufacturers (OEM's) that manufacture cellular phones, WLAN access points, laptops computers, personal computers, personal digital assistants (PDA's), network servers, call-control media gateways, telecommunication equipment, and microprocessors.

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

The company has filed for patent protection covering an extension of its technology to allow users of mobile devices such as cellular phones, pda's, satellite radios and portable music players, to receive satellite broadcasts on those devices from either satellite transmitters or wireless LAN access points, such as Wi-Fi. Calypso built upon its patented technology to create a new solution that allows satellite radio signals from carriers such as XM Satellite Radio and Sirius Satellite Radio to be readily received by various types of wireless devices.

Employees

The Company currently has approximately 30 employees. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

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

The Company's manufacturing process will be outsourced to an independent contractor and under a contract manufacturing agreement.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

On January 12th, 2005, the company retained the Miami Law firm of Bierman, Shohat, Lowey & Pizzi to oversee all of the company's litigation and also to advise on our legal affairs. This will allow the company to efficiently streamline its litigation and save cost.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended December 31, 2004, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
The Company's common stock is traded on the Pinksheets under the symbol "CLYW", The Company's authorized capital stock consists of 200,000,000 shares of common stock, $.001 par value, of which 110,436,215 shares were issued and outstanding as of December 31, 2004.

	High	Low

Year Ended December 31, 2004
Quarter ended December 31, 2004	$1.26	$0.70
Quarter ended September 30, 2004	1.84	0.77
Quarter ended June 30, 2004	3.99	1.94
Quarter ended March 31, 2004	5.26	1.05

Year Ended December 31, 2003
Quarter ended December 31, 2003	$1.47	$0.66
Quarter ended September 30, 2003	2.00	1.05
Quarter ended June 30, 2003	4.00	1.00
Quarter ended March 31, 2003	5.10	2.00

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

Recent Sales of Unregistered Securities

On October 4, 2002, the Company exchanged 90,000,000 shares of its common stock, par value $.001 per share, in consideration for all outstanding stock of Calypso Wireless, Inc., a Florida corporation ("CWF"). Prior to the exchange, thirty-five individuals and corporations held all of the stock of CWF. The issuance of the restricted stock in connection with the share exchange transaction was made in reliance upon Section 4(2) of the Act.

During the fourth quarter for the year ended December 31, 2004, the Company sold an aggregate of 100,000 shares of common stock for an aggregate purchase price of $55,000 to accredited investors. This offering and sale was made in reliance upon the exemption under Rule 506 of Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to accredited investors and transfer was restricted in accordance with the requirements of the Securities Act of 1933.

During 2003 and 2004, the Company entered into various consulting agreements with individuals for services to be provided and with consideration to be paid in shares of common stock of the Company. The issuance of shares did not occur until 2005 when the services under the agreements were completed. Pursuant to EITF 96-18, "Accounting for Equity Instruments that "Are Issued to Other than Employees for Acquiring", or in Conjunction with Selling Goods or Services", the value of the share consideration should have been recorded as of the date the service agreements were entered into because the shares were fully vested and nonforfeitable. See Note 11 to the Notes to the Consolidated Financial Statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION Back to Table of Contents

INTRODUCTION

The following discussion of our financial condition and results of our operations should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends December 31. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See "Factors Which May Affect Future Results"). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Overview

The Company intends to become a supplier and licensor of cellular broadband real time video phones, and other wireless devices supporting telecommunications infrastructure, which utilize our patented ASNAP" technology (U.S. Patent Number: 6,680,923). ASNAP" technology enables users of cellular phones, PCMCIA (Personal Computer Media Interface Card Accessory) cards and other wireless devices to seamlessly roam between existing cellular WAN (Wide Area Network's GSM/GPRS (Global System for Mobile  Communications/General Packet Radio Service) or CDMA (Code Division Multiple Access) and WLAN (Wireless Local Area Networks) utilizing the 802.11 Wi-Fi standard (Wireless Fidelity). We believe we are currently the only company offering the wireless telephone and data service provider (mobile carriers) with technology that effectively integrates traditional cellular telephone systems and internet broadband access through WLAN (cellular, broadband, real time, video phones, WLAN access points and call-control media gateways). Also the Company has filed for a provisional extension of its existing patent, that will allow users of mobile devices such as cellular phones, pda's, satellite radios and portable music players, to receive satellite broadcasts on those devices from either Satellite transmitters or wireless LAN access points, such as Wi-Fi.

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

As noted above, the Company is a development stage company. The company has been in the development stage since inception of its wholly owned subsidiary; Industria de Telecomunicaciones Americanas ATEL, S.A. (American Telecom Industries ATEL, S.A.) was incorporated in 1997 under the Laws of the Republic of Costa Rica. American Telecom Industries ATEL, S.A. began its research and development activities in 1997. To date, the Company subsidiary has expended over $5.4 million on research and development of the Company's products. In January 1999, the Company engineers determined that the products were technologically feasible. Subsequent to the determination of technological feasibility, the Company has expended approximately $4.7 million to develop the product to its current stage.

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

Research and Development

The Company determined that its research and development activities were completed during the first quarter of 1999 when the technological feasibility of its products was established. The Company has expended a total of $10.1 million on research and development and development of its products to present.

In accordance with SFAS 86, the Company expensed as research and development costs, all costs associated with establishing the technological feasibility of the software. Technological feasibility was demonstrated in the first quarter of 1999. Pursuant to paragraph 4 of SFAS 86, Calypso concluded that technological feasibility was established because the Company had completed all planning, designing, coding and testing activities necessary to establish that the product could be produced to meet its design specifications including functions, features, and technical performance requirements. Calypso has a detailed product design, has the necessary skills, and hardware and software technology are available to produce the project. The Company has obtained a patent for its technology and successful field tests of its Calypso’s C1250i WiFi-GSM-GPRS VoIP smart cellular phone were performed by Sleipner SA and other companies. However, notwithstanding the Company’s determination that it had established the technological feasibility of the software, there has been no revenues recorded after we determined feasibility because the technology was advanced from that time and the Company required significant capital investment as previously disclosed.

The Company established a policy to amortize its capitalized software and development costs over a three-year period beginning January 2004. The amount amortized in 2004 totaled $1,552,698. Effective January 1, 2005, all costs associated with the development of the phones, which were completed in early 2005, will be expended as incurred.

Results of Operations - Year Ended December 31, 2004 compared to Year Ended December 31, 2003

Revenues

The Company did not generate any revenue related to the sale of its products during the years 2004 and 2003.

Operating Expenses

During 2004, the Company incurred operating expenses of $10,950,630, as restated, compared to $3,933,148, as restated, during the 2003. Our operating expenses increased by $7,017,482. This increase was principally due to legal, consulting and professionals services and an impairment charge in the amount of $3,446,411 related to a write-down in the our  machinery and equipment to its net realizable sales value, amortization of capitalized software costs totaling $1,552,698 and the amortization of liabilities related to stock issued in payment of certain consulting contracts entered into in 2003 and 2004.

Net Loss and Loss Per Share

The Company had a net loss of $10,950,630, as restated, for the year ended December 31, 2004, compared to a restated net loss of $3,809,148 in 2003. The net loss increased by $7,141,482 primarily as a result of increased operating expenses. The Company's net loss per share, as restated, for the year 2004 and 2003 were $0.10 and $0.04, respectively.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements for the fiscal year ending December 31, 2004.

Liquidity and Capital Resources

At December 31, 2004, we had a working capital deficit of $2,505,166 compared to a working capital deficit of $794,242 at December 31, 2003. The Company's negative working capital is partially due to the restatement related to accruing liabilities for the issuance of stock to non-employees for non-cash compensation. The Company issued stock as compensation to preserve its cash and reduce liquidity concerns. Subsequent to December 31, 2004, the Company raised $1,000,000 in a private placement offering for working capital purposes. In addition, the Company has signed subscription agreements to raise an additional $2,000,000. Additionally, the Company is in the process of completing a Private Placement Memorandum to raise additional funds, but cannot determine the total amount of proceeds that it will receive.

The Company requires approximately $1.5 million to fund its annual operating budget for 2005 and $2.5 million for investment in manufacturing set-up, molds and tooling, intellectual property protection in foreign markets and initial sales and marketing efforts. If we are successful in negotiating orders for the sale of our products, and there can be no assurance as to when or if we shall receive purchase orders, we depend on our ability to secure such purchase orders with letters-of-credit and by securing financing of receivables and inventory to assist the Company in satisfying its working capital requirements . It is our intention upon negotiating any purchase orders to also negotiate letters-of-credit securing such purchase orders from our customers. We also will depend on our ability to secure favorable terms from suppliers. If  we are successful in receiving purchase orders secured by letters-of-credit, we believe our total requirement for working capital financing will not exceed $3 million during the year 2005. While financing of this type can generally be obtained using the accounts receivable and inventory as collateral, there is no assurance that such financing can be arranged at terms and conditions satisfactory to the Company, if at all.

We have historically sustained our operations and funded our capital requirements with the funds received from the sale of our common stock. To date, the Company's has received over $14.4 million from its financing activities and has issued shares valued at approximately $6,000,000 for services provided to the Company.

The Company is currently negotiating debt and/or equity financing arrangements to provide an alternative source for its future capital needs. However, there can be no assurance that we will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

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

Our accounting policies are more fully described in note 1 to the notes to consolidated financial statements, as restated, contained  in this Form 10-KSB/A. We have identified certain changes in the application of accounting principals.

Software development costs represent capitalized costs incurred in the development of the cellular phones and telecommunications infrastructure software. The Company began capitalizing these costs once technological feasibility had been established during the first quarter of 1999. All costs incurred prior to establishment of technological feasibility were expensed as research and development expenses. The Company established a policy to amortize the capitalized software and development costs over a three year period beginning January, 2004. The 2004 amortization amounted to $1,552,698. Effective January 1, 2005, all costs associated with the development of the phones, which were completed in early 2005, will be expended as incurred.

At April 15, 2005, the Company's auditor evaluated the Company’s ability to continue as a going concern as of December 31, 2004. As a part of the auditors evaluation, the Company was asked by the auditor to provide an operating cash budget (semi-fixed operating expenses) for the year ending December 31, 2005. Based on the operating cash budget, the auditor noted that the Company estimated the cash requirements to be approximately $2,000,000 (excluding the cost to produce the telephones). The auditor noted that the Company had available cash of $36,000 at December 31, 2004, had received $1,000,000 of equity financing from January 1, 2005 through April 15, 2005, and had outstanding signed commitment agreements for additional equity financing in the amount of $2,000,000 from a funding source who had successfully completed equity financing for the Company over the last two years. The funds received plus the outstanding commitments would provide the Company with $3,000,000 in equity financing for the 2005 year. The auditor compared the $3,000,000 in equity funding to the operating cash requirements, considered the history of the Company, its ability to cut costs if necessary, and concluded that the Company had the ability to continue as a going concern.

In concluding that the Company had the ability to continue as a going concern, the Company's auditor only considered the semi-fixed operating cash requirements of approximately $2,000,000 because the cost of actually producing the telephones are variable costs that would be funded by the letters of credit that would accompany any purchase orders received by the Company. Therefore, the auditor concluded that the Company had and still has the ability to continue in existence through December 31, 2005. However, the auditor has encouraged the Company to add a note to the consolidated financial statements disclosing the Company’s current operating status and a need for additional equity and/or debt financing to allow the Company the ability to fund the cash operating plans and production of the telephones (See  note 12, Operational Status, of the notes to the consolidated financial statements).

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

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined the adoption of this statement will have no effect on the Company's financial statements.

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

ITEM 7. FINANCIAL STATEMENTSBack to Table of Contents

After completing the financial statements for the three-month period ended March 31, 2005, the Company's former Independent Auditor, R.E. Bassie & Co., notified management that certain stock had been issued in April 2005, which related to consulting agreements previously entered into by the Company. Subsequent to the filing of the Company's Form 10-QSB for the period ended March 31, 2005, management of the Company concluded that the Company's consolidated financial statements contained in the Company's Form 10-KSB's for the years ended 2004 and 2003 would require restatement. On September 7, 2005, management was able to determine the proper treatment for recording these particular transactions as liabilities at the date at which a commitment for performance by the counterparty to earn the equity instruments was reached and the valuation of the liability would be based on the stock price on dates of said contracts. The liability has been amortized over the life of the contracts. All other stock-based transactions were fully expensed for all prior financial reporting periods. These transactions will remain expensed and not be amortized. Management concluded that the Company's annual reports on Form 10-KSB for the years ended December 31, 2004 and 2003, and the Company's quarterly report for the period ended March 31, 2005 should be restated and these financial statements and the amended consolidated financial statements for the aforementioned periods.

Management of the Company believes that the restatement constitutes a material restatement of its financial statements. The restatement includes recognition in the statement of operations, of the amortization of the liability. In addition, the restatement results in the inclusion of a liability in the amounts of the stock issued at the time of the performance commitment times the shares price on that day be reported on the balance sheet, with the resulting changes within the stockholders' deficit section of the balance sheet of the Company.

Further, by letter dated August 16, 2005, management notified the SEC that the Company established a policy to amortize the capitalized software and development costs over a three-year period beginning January 2004. The 2004 amortization amounted to $1,552,698. Effective January 1, 2005, all costs associated with the development of the phones, which were completed in early 2005, will be expensed as incurred. Management concluded that the Company's annual report for the year ended December 31, 2004 and the quarterly report for the period ended March 31, 2005 should be restated.

The Registrant's audited restated financial statements for the fiscal years ended December 31, 2004 and 2003 are attached to this amended annual report on Form 10-KSB/A.

Restated Consolidated Financial Statements for the Fiscal Year ended December 31, 2004 and 2003

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

Reference is made to the Company's Form 8-K filed on September 21, 2005 with disclosure under Item 4.01.

ITEM 8A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures.

The Company's former chief executive officer and former chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon this evaluation of the Registrant’s controls and procedures, the former chief executive officer and former chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2004.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, the Company’s internal control over financial reporting was not compliant with the procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.

The Company is taking actions to improve, and plans to continue to evaluate corporate governance procedures and certain disclosure controls and procedures. As part of this commitment, our new Chief Financial Officer, working with the new Chief Executive Officer are initiating a number of steps, including those in response to the Sarbanes-Oxley Act of 2002 and corresponding SEC requirements for presentation to the Board of Directors. Specific action taken or planned by us includes the following: (i) We are conducting a comprehensive review of the adequacy of our policies and procedures with respect to the administration of our equity compensation plans (including stock grants, stock option and warrant plans) and purchases and sales of our securities; (ii) We are implementing a Section 16 reporting program for officers, directors and 10% beneficial owners to advise those persons of their reporting responsibilities and to make arrangements for filing timely reports in the event a reportable transaction occurs.

The Company’s new Chief Executive Officer and new Chief Financial Officer, who joined the Company in August and September 2005, respectively, have begun carrying out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon the steps outlined in the preceding paragraph, our new Chief Executive Officer and new Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2004 and the restatements to the financial statements for the 2002, 2003 and 2004 fiscal years are reflected in this filing. Further, as new procedures and controls are implemented, with the intent of improving our disclosure of material information relating to us and our consolidated subsidiary, such disclosure will be made known in a timely manner as required to include such information in the Company's periodic filings with the Securities and Exchange Commission.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A) Back to Table of Contents

At present, the Company has three executive officers and two directors. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Positions
Antonio Zapata	45	Chairman of the Board
Julietta Moran	60	Director
David Davila	37	Chief Executive Officer and President
Cheryl L. Dotson	51	Chief Financial Officer
Michael A. Pizzi, Jr.	42	Executive Vice President and General Counsel

Julietta J. Moran – Director. Ms. Moran was appointed to the board of directors in December 2004. From 2002-2004, Ms. Moran worked for NICACOM a telecommunication company based in Managua, Nicaragua, as a Financial Consultant and Legal Advisor, responsible for financial management and projects related to the opening of multiple company locations. From 2001-2002, Ms. Moran worked as a financial consultant for a project sponsored by Interamerican Development Bank. She also served as a consultant for a governmental agency TELCOR in Managua, Nicaragua, where she was involved in financial restructuring related to the merger of TELCOR into ENITEL. From 1999-2001, Ms. Moran was a loan officer for Banco La Vivienda in Managua, Nicaragua, were she was a member of the credit committee responsible for credit approvals and home mortgage application.

Ms. Moran has a Bachelor of Science in Business Administration from the Universidad Centroamericana in Managua, Nicaragua and Dade Community College for Business Administration, Miami. She also obtained a Bachelor of Law from the Universidad UNIVAL in Managua, Nicaragua in 2000. 1996-2000.

David Davila - Chief Executive Officer and President. Mr. Davila was a Co-Founder of Calypso and joined Calypso Wireless in February 1998. From 1998 to 2000, he served as Engineering Manager. During 2000, Mr. Davila became Vice President of Sales for the Company. From 1993 to 1998, Mr. Davila served as a international consultant in the telecommunication arena. Mr. Davila He received a degree in Business Administration from UNICA University.

Cheryl L. Dotson - CFO. Ms. Dotson has had a successful career in executive and senior management and management. She has been listed in Who’s Who in Executive Professionals in 2004-2005.She began her career began at a "Big 4" public accounting firm. Ms. Dotson has extensive experience in operations and financial matters, has served as the national senior manager for the rollout of a major managed service solution for major consulting firm, and was involved in the negotiations with Microsoft, the technology partner and LexisNexis,  the strategic partner, for the national solution. She was Chief of Staff to the Mayor of the City of Houston, the 4th largest US city, responsible for oversight of 25 departments including the information technology and management audit divisions and participated in fiscal and accounting issues related to Houston's budget. She has served as a consultant to the District of Columbia, the Metropolitan Transit Authority, and served as the chief financial officer for the Harris County-Houston Sports Authority. Prior to joining Calypso Wireless, she was President and CEO of Smart Management Services, Inc., a consulting firm, and Q Healthcare Services, Inc., a health staffing company. Ms. Dotson has a Bachelor of Business Administration with emphasis in Accounting, magna cum laude, University of Houston, 1972-1976.

Michael A. Pizzi, Jr. - Executive Vice President and General Cousel. Mr. Pizzi is a practicing attorney, worked for over ten years with the federal government working for the United States Courts, and for several years was part of the Justice Department’s High Intensity Drug Trafficking Area task force, where he participated in prosecuting cases against organized crime, financial crimes and violent crime. After leaving the government, Mr. Pizzi was employed as a law clerk to federal magistrate Judge Barry Garber. Mr. Pizzi worked for the law firm of Morgan, Lewis and Bockius, where he represented a number of major corporations in their business affairs. Most recently, he has been a partner in the law firm of Bierman, Shohat. Mr. Pizzi was named in the Best Lawyers in America consumer guide and also in Best Lawyers in South Florida.

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the company's common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company and on written representations from reporting persons, the Company was informed that its officers and directors have not filed reports required under Section 16(a). The Company has not been furnished with any reports from Baylis Trade, Inc. owning 20,255,138 shares or 18.3% , Begdorf Holdings, Ltd. owning 5,937,030 shares or 5.4%, Ferguson, Inc. owning 5,837,566 shares or 5.3%, Halston Business, Inc. owning 21,161,178 shares or 19.1% and Lomme Development Corporation owning 5,837,566 shares or 5.3% of the Company.

Code of Ethics

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company.

ITEM 10. EXECUTIVE COMPENSATION Back to Table of Contents

The following table shows the executive officers of the Company as of the date of this filing.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

David Davila, Former CEO and President	2005	90,000	---	---	120,000	---	---
	2004	45,500	---	---	---	---	---
	2003	74,400	---	---	---	---	---

Cheryl L. Dotson, Chief Financial Officer	2005	84,000	---	---	50,000	---	---

Michael A. Pizzi, Jr., Executive VP	2005	84,000	---	---	---	---	---

Robert Leon, Former Chief Technology Officer	2004	121,151	---	---	---	---	---
	2003	114,786	---	---	---	---	---
	2002	90,000

Option Grants in last Fiscal Year

During the fiscal year ended December 31, 2004, no executive officer or director was granted options to purchase shares of common stock.

Directors Remuneration

In 2004 Directors were not paid a fee for serving on the Board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The following table sets forth as of June 30, 2005, information with respect to (a) each person (including "group" as that term is used in section 13(d)(3) of the Securities Exchange Act of 1934 who is known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock of the Company and (b) the number and percentage of the Company's Common Stock owned by (i) each of the directors and the executive officers named on the Summary Compensation Table above and (ii) all directors and executive officers of the Company as a group. The Company believes that, unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Antonio Zapata, Chairman 5753 N.W. 158 Street Miami, FL 33014	0	0.00%
Common Stock	Julietta Moran, Director 5753 N.W. 158 Street Miami, FL 33014	0	0.00%
Common Stock	David Davila, CEO and President 5753 N.W. 158 Street Miami, FL 33014	10,000	0.00%
Common Stock	Michael A. Pizzi. Executive VP 5753 N.W. 158 Street Miami, FL 33014	425,000	0.00%
Common Stock	Cheryl L. Dotson, CFO 5753 N.W. 158 Street Miami, FL 33014	50,000	0.00%
Common Stock	Baylis Trade, Inc. 41 South Audley, London W1K 2F5 United Kingdom	20,255,138	18.3%
Common Stock	Begdorf Holdings, Ltd. Donoso Cortez 45, Madrid, Spain	5,937,030	5.4%
Common Stock	Ferguson, Inc. P.O. Box 7284, Panama 5, Panama	5,837,566	5.3%
Common Stock	Halston Business, Inc. 23 Rue de Rive, 1260 Nyon-Switzerland	21,161,178	19.1%
Common Stock	Lomme Development Corporation. 200 Mts Oeste Instamasa Hacienda Ojo Agua San Rafael Alajuela San Jose Costa Rica	5,837,566	5.3%
Common Stock	All officers and directors as a group (5 person)	485,000 shares	0.00%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Back to Table of Contents

During the last two fiscal years, to the knowledge of the Registrant, there was no person who had or has a direct or indirect material interest in any transaction or proposed transaction to which the Registrant was or is a party.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-KSB or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31.1	Certification of CEO and President pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K During the Last Quarter of the Fiscal Year Covered by this Report:

The Company filed a current report on Form 8-K on December 6, 2004. The Company disclosed information under Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed R.E. Bassie & Co.,as independent public accountant for the fiscal year ending December 31, 2004.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by R.E. Bassie & Co. for the audit of the Registrant's annual financial statements for the year ended December 31, 2004, and fees billed for other services rendered by R.E. Bassie & Co. during those periods.

Year Ended
December 31, 2004
Audit fees (1)	$55,000
Audit-related fees (2)	---
Tax fees (3)	---
All other fees	---
________________
(1) Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2) Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.
(3) Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

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

SIGNATURES Back to Table of Contents

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

CALYPSO WIRELESS, INC.
By: /s/ David Davila	Date: September 29, 2005
Chief Executive Officer and President

By: /s/ Cheryl L. Dotson	Date: September 29, 2005
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By: /s/ Antonio Zapata	Date: September 29, 2005
Antonio Zapata, Chairman

By: /s/ Julietta Moran	Date: September 29, 2005
Julietta Moran, Director

Financial Statements Back to Table of Contents

Report of Independent Registered Public Accounting Firm	20
Consolidated Financial Statements
Restated Balance Sheets- December 31, 2004 and 2003	22
Restated Statement of Operations - Years ended December 31, 2004 and 2003 with cumulative totals from inception to December 31, 2004	23
Restated Statement of Stockholders' Equity- Years ended December 31, 2004 and 2003 with cumulative totals from inception to December 31, 2004	24
Restated Statement of Cash Flows with cumulative totals from inception to December 31, 2004	25

Notes to Consolidated Financial Statements	26

R. E. Bassie & Co.
Certified Public Accountants

6671 Southwest Freeway, Suite 550
Houston, Texas 77074
Tel: (713) 272-8500 Fax: (713) 272-8515
E-Mail: Rebassie@aol.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

The Board of Directors and Stockholders

Calypso Wireless, Inc.:

We have audited the consolidated balance sheets of Calypso Wireless, Inc. and subsidiary (a development stage company – the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2004 and for the period from inception to December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 9 to the financial statements, the 2003 and 2002 consolidated financial statements have been restated to correct errors which resulted in the overstatement of software development costs, the understatement of research and development expenses and the understatement of net losses for the years ended December 31, 2003 and 2002. Accordingly, an adjustment had been made to retained earnings at December 31, 2003 to correct the errors. As discussed in Note 11 to the financial statements, the previously issued 2004 and 2003 consolidated financial statements have been restated to correct errors which resulted in the understatements of general and administrative expenses and the understatement of account payable and accrued expenses and to amortize software development costs.

/s/ R. E. Bassie & Co.

Houston, Texas

April 15, 2005, except for note 11, which is as of September 9, 2005

Calypso Wireless, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets
December 31, 2004 and 2003

	2004	2003
	Restated	Restated
Assets
Current assets:
Cash	$36,318	$833,209
Refund receivable	183,346	-
Prepaid expenses and other current assets	216,056	2,679
Inventories	-	86,103
Assets held for sale	576,000	-
Total current assets	1,011,720	921,991

Property and equipment, net of accumulated depreciation and amortization	100,959	4,155,324
Patents	423,251	220,176
Software development costs, net of accumulated amortization of $1,552,698 at December 31, 2004	3,105,399	4,392,028
Other assets	114,451	114,908
Total assets	$4,755,780	$9,804,427

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$557,265	$373,497
Accrued expenses	2,379,926	866,946
Advances from customers	84,790	84,790
Short-term notes payable	103,905	-
Loans payable	391,000	391,000
Total current liabilities	3,516,886	1,716,233

Stockholders' equity:
Common stock, $.001 par value. Authorized 200,000,000 shares:
110,436,215 shares issued and outstanding at December 31, 2004, and
105,156,483 shares issued and outstanding at December 31, 2003	110,436	105,156
Additional paid-in capital	21,158,998	17,352,948
Deficit accumulated during the development stage	(20,030,540)	(9,079,910)
	1,238,894	8,378,194
Less stock subscription receivable	-	(290,000)
Total stockholders' equity	1,238,894	8,088,194
Total liabilities and stockholders' equity	$4,755,780	$9,804,427

See accompanying notes to consolidated financial statements

Calypso Wireless, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
Years ended December 31, 2004 and 2003

			Cumulative
			totals from
			inception to
			December 31,
	2004	2003	2004
	Restated	Restated	Restated

Revenues	$-	$-	-
Cost of goods sold	-	-	-
Gross profit	-	-	-

Operating expenses:
Research and development	161,256	819,626	5,443,131
Impairment expenses	3,446,411	-	3,446,411
Write-off of inventory	86,103	-	86,103
General and administrative	5,642,546	3,033,579	9,351,999
Interest	2,498	78,269	208,382
Depreciation and amortization	1,611,816	1,674	1,618,514
Total operating expenses	10,950,630	3,933,148	20,154,540

Operating loss	(10,950,630)	(3,933,148)	(20,154,540)

Other income - gain on sale of assets	-	124,000	124,000

Net loss before provision for income tax	(10,950,630)	(3,809,148)	(20,030,540)
Provision for income tax	-	-	-
Net loss	$(10,950,630)	$(3,809,148)	(20,030,540)

Net loss per common share - basic and diluted:
Net loss applicable to common shareholders	$(0.10)	$(0.04)

Weighted average common shares:
Weighted average common shares: Basic and diluted	107,745,130	100,029,895

See accompanying notes to consolidated financial statements

Calypso Wireless, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
Years ended December 31, 2004 and 2003

							Accumulated
					Additional		deficit during		Stock		Total
	Common Stock				paid-in		Development		subscription		stockholders'
	shares		amount		capital		Stage		receivable		equity

Balance, December 31, 1998		$		$		$		$		$

Proceeds from the sale of common stock	290,000,000		29,000		9,145,717		-		-		9,174,717
Net loss	-		-		-		(3,202,249)		-		(3,202,249)
Balance, December 31, 1999	290,000,000		29,000		9,145,717		(3,202,249)		-		5,972,468

Proceeds from the sale of common stock	4,876,834		488		249,612		-		-		250,100
Net loss	-		-		-		(86,068)		-		(86,068)
Balance, December 31, 2000	294,876,834		29,488		9,395,329		(3,288,317)		-		6,136,500

Issuance of common stock for services	5,856,000		585		585,015		-		-		585,600
Proceeds from the sale of common stock	2,120,811		212		1,109,895		-		-		1,110,107
Net loss	-		-		-		(469,904)		-		(469,904)
Balance, December 31, 2001	302,853,645		30,285		11,090,239		(3,758,221)		-		7,362,303

Proceeds from the sale of common stock	5,494,036		549		349,104		-		-		349,653
Recapitalization - Reverse Merger	(218,215,704)		59,298		(59,298)		-		-		-
Issuance of common shares for services	10,000,000		10,000		70,000		-		-		80,000
Net loss, as restated	-		-		-		(1,512,541)		-		(1,512,541)
Balance, December 31, 2002, as restated	100,131,977		100,132		11,450,045		(5,270,762)		-		6,279,415

Proceeds from private placement of common shares	3,730,913		3,731		1,669,599		-		(290,000)		1,383,330
Issuance of common shares for services	6,077,540		6,078		3,398,104		-		-		3,404,182
Issuance of common shares for conversion debt	1,882,720		1,882		828,533		-		-		830,415
Cancellation of previously issued shares	(6,666,667)		(6,667)		6,667		-		-		-
Net loss, as restated	-		-		-		(3,809,148)		-		(3,809,148)
Balance, December 31, 2003	105,156,483		105,156		17,352,948		(9,079,910)		(290,000)		8,088,194

Proceeds from private placement of common shares	3,436,032		3,436		1,839,104		-		290,000		2,132,540
Issuance of common shares for services	1,743,700		1,744		1,897,046		-		-		1,898,790
Issuance of common shares for software development - costs	100,000		100		69,900		-		-		70,000
Net loss, as restated	-		-		-		(10,950,630)		-		(10,950,630)
Balance, December 31, 2004	110,436,215		$110,436		$21,158,998		$(20,030,540)		$-		$1,238,894

See accompanying notes to consolidated financial statements

Calypso Wireless, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
Years ended December 31, 2004 and 2003

			Cumulative
			totals from
			inception to
	2004	2003	December 31, 2004
	Restated	Restated	Restated
Cash flows from operating activities:
Net loss	$(10,950,630)	$(3,809,148)	$(20,030,540)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation of property and equipment	59,120	1,674	65,816
Amortization of software development costs	1,552,698	-	1,552,698
Common stock issued for services	1,898,790	3,404,182	5,968,572
Impairment expenses	3,446,411	-	3,446,411
Write-off inventory	86,103	-	86,103
(Increase) decrease of operating assets:
Refund receivable	(183,346)	-	(183,346)
Inventories	-	271,867	-
Prepaid expenses and other current assets	(213,377)	(2,679)	(216,056)
Patents	(203,075)	(140,402)	(423,151)
Software developments cost	(196,069)	(145,815)	(4,588,097)
Other assets	457	(67,947)	(114,451)
Increase (decrease) in operating liabilities:
Accounts payable	183,768	(876,056)	1,074,728
Accrued expenses	1,512,980	866,946	1,512,980
Advances from customers	-	84,790	84,790
Net cash used in operating activities	(3,006,170)	(412,588)	(11,763,543)

Cash flows from investing activities:
Capital expenditures for property and equipment	(27,166)	(6,818)	(3,613,186)
Net cash used in investing activities	(27,166)	(6,818)	(3,613,186)

Cash flows from financing activities:
Proceeds from issuance of stock	1,842,540	1,673,330	14,400,447
Stock subscription receivable	290,000	(290,000)	-
Proceeds from short-term borrowing	181,934	-	181,934
Repayment of short-term borrowing	(78,029)	(130,727)	(78,029)
Proceeds from loans payable	-	-	391,000
Proceeds from long-term borrowings	-	-	782,695
Repayment of long-term borrowings	-	(265,000)	(265,000)
Net cash provided by financing activities	2,236,445	987,603	15,413,047

Net increase (decrease) in cash	(796,891)	568,197	36,318

Cash at beginning of year	833,209	265,012	-
Cash and cash equivalents at end of year	$36,318	$833,209	36,318

Supplemental schedule of cash flow information:
Interest paid	$2,498	$78,269	208,382
Non-cash transactions:
Issuance of common stock for conversion of debt	$-	$830,415	$830,415
Issuance of common shares for acquisition of software development costs	70,000	-	70,000

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

Refund Receivable

Refund receivable represents a net amount paid to a manufacturer for the production of the telephone. The contract was subsequently canceled and the manufacturer agreed to return all funds received.

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

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined the adoption of this statement will have no effect on the Company’s financial statements.

Reclassifications

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

(2) Inventories

Inventories consisted of raw materials at December 31, 2003, and were located at the Selectron, S.A. plant in Managua, Nicaragua. The December 31, 2003 balance of inventory was written-off during 2004.

(3) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

		December 31
	Years	2004	2003
Machinery and equipment	5-15	$-	$3,405,952
Laboratory equipment	5-15	99,319	715,778
Office furniture and equipment	3-5	67,456	40,290
		166,775	4,162,020
Less accumulated depreciation		65,816	6,696
Net property and equipment		$100,959	$4,155,324

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

(4) Software Development Costs

In accordance with SFAS 86, the Company expensed as research and development costs, all costs associated with establishing the technological feasibility of the software. Technological feasibility was demonstrated in the first quarter of 1999. +Pursuant to paragraph 4 of SFAS 86, Calypso concluded that technological feasibility was established because the Company had completed all planning, designing, coding and testing activities necessary to establish that the product could be produced to meet its design specifications including functions, features, and technical performance requirements. Calypso has a detailed product design, has the necessary skills, and hardware and software technology are available to produce the project. The Company has obtained a patent for its technology and successful field tests of its Calypso’s C1250i WiFi-GSM-GPRS VoIP smart cellular phone were performed by Sleipner SA and other companies. However, notwithstanding the Company’s determination that it had established the technological feasibility of the software, there has been no revenues recorded after we determined feasibility because the technology was advanced from that time and the Company required significant capital investment as previously disclosed in SEC filings.

Software development costs represent capitalized costs incurred in the development of the cellular phones and telecommunications infrastructure software. The Company began capitalizing this cost once technological feasibility had been established during the first quarter of 1999. All costs incurred prior to establishment of technological feasibility were expensed as research and development expenses. The Company will begin amortizing this cost once the products are available for general release to customers. See note 9 for restatement of amounts reported as software development costs in 2003 and 2002. Effective December 31, 2004, the Company began amortizing the December 31, 2004 balance of software development costs over a three-year period. For the year ended December 31, 2004 and 2003, amortization expense for software development cost was $1,552,698 and $0, respectively. Effective January 1, 2005, Company is no longer capitalizing software development costs.

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

(6) Capital Stock

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 110,436,215 were issued and outstanding as of December 31, 2004.

(7) Income Taxes

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended December 31, are as follows:

	December 31
	2004	2003
Tax expense/(benefit) computed at statutory rate for continuing operations	$(3,723,000)	$(1,295,000)
Tax (benefit) of operating loss carryforwards	3,723,000	1,295,000
Tax expense/(benefit) for continuing operations	$-	$-

The Company has current net operating loss carryforwards in excess of $20,000,000 as of December 31, 2004, to offset future taxable income, which expires in various years through 2024.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

		December 31
		2004		2003
Deferred tax assets:	$		$
Net operating loss		6,810,000		3,087,000
Total deferred tax assets		6,810,000		3,087,000
Valuation allowance		(6,810,000)		(3,087,000)
Net deferred assets		$-		$-

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
$90,967

(9) Restatements

The December 31, 2003 and 2002 financial statements have been restated to correct for the misclassification of expenditures between software development cost and research and development expenses. The prior period adjustments to present the correction of errors are as follows:

	2003		2002
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
December 31:
Software development costs	$6,531,795	4,452,169	5,506,213	4,246,213
Total assets	11,884,053	9,804,427	10,406,110	9,146,110
Deficit accumulated during the development stage	(6,393,838)	(8,473,464)	(4,010,762)	(5,270,762)
Total stockholders' equity	11,134,766	9,055,140	7,539,415	6,279,415

For the years ended December 31:
Research and development	$-	819,626	-	1,260,000
Net loss	(2,383,076	(3,202,702)	(252,541)	(1,512,541)
Basic loss per share	(0.02)	(0.03)	(0.00)	(.00)

(10) Subsequent Events

Equity Financing

Subsequent to December 31, 2004, the Company raised $1,000,000 through a private placement with an accredited investor. In addition, the Company has signed subscription agreements to raise an additional $2,000,000.

(11) Subsequent Restatements

The December 31, 2004 and 2003 financial statements have been restated to correct for the unrecorded liabilities related to non-employee stock based compensation, and the amortization of software development costs. The prior period adjustments to present the correction of errors are as follows:

	2004		2003
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
December 31:
Net software development costs	$4,718,238	3,105,399
Other assets	54,310	114,451
Accrued expenses	-	2,379,926	-	866,946
Deficit accumulated during the development stage	(16,475,915)	(20,030,540)	(8,473,464)	(9,079,910)
Total stockholders' equity	5,171,519	1,238,894	9,055,140	8,088,194

For the years ended December 31:
General and administrative expenses	$4,247,065	5,642,546	2,427,133	3,033,579
Depreciation and amortization	59,118	1,611,816
Net loss	(8,002,451)	(10,950,630)	(3,202,702)	(3,809,148)
Basic loss per share	(0.07)	(0.10)	(0.03)	(0.04)

In accordance with SFAS 86, the Company expensed as research and development costs, all costs associated with establishing the technological feasibility of the software. Technological feasibility was demonstrated in the first quarter of 1999. Pursuant to paragraph 4 of SFAS 86, Calypso concluded that technological feasibility was established because the Company had completed all planning, designing, coding and testing activities necessary to establish that the product could be produced to meet its design specifications including functions, features, and technical performance requirements. Calypso had a detailed product design, had the necessary skills, and hardware and software technology were available to produce the project. A patent has been obtained for the technology and successful field tests of Calypso’s C1250i WiFi-GSM-GPRS VoIP smart cellular phone have been performed by Sleipner SA and other companies. However, notwithstanding the Company’s determination that it had established the technological feasibility of the software, there has been no revenue recorded after we determined feasibility because the technology was advanced from that time and the Company required significant capital investment as previously disclosed in SEC filings.

(12) Operational Status

The Company is a development stage corporation. Successful development and marketing of the Company’s products and the procurement of additional financing is necessary for the Company to continue as a going concern.

The Company signed investment banking agreements with three investment banking firms to assist the Company with raising additional capital.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company and the success of raising additional capital through debt and/or equity financing. Management believes that actions presently being taken to obtain additional equity financing will provide the opportunity for the Company to continue as a going concern.