Form 10QSB/A
period 2005-03-31
CALYPSO WIRELESS INC
filed 2005-09-30
CIK 719729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB/A
________________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-8497

CALYPSO WIRELESS, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	13-5671924
(State of Incorporation)	(I.R.S. Employer Identification No.)

5753 N.W. 158th Street, Miami, FL	33014
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (305) 828-1483

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ NO  ☐

Issuers Involved in Bankruptcy Proceeding During The Past Five Years
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(b) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

At March 31, 2005, the Registrant had 119,611,929 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

After completing the financial statements for the three-month period ended March 31, 2005, the Company's former Independent Auditor, R.E. Bassie & Co., notified management that certain stock had been issued in April 2005, which related to consulting agreements previously entered into by the Company. Management of the Company concluded on April 17, 2005 that the Company's consolidated financial statements contained in the Company's Form 10-KSB's for the years ended 2004 and 2003 would require restatement. On September 7, 2005, management was able to determine the proper treatment for recording these particular transactions as liabilities at the date at which a commitment for performance by the counterparty to earn the equity instruments was reached and the valuation of the liability would be based on the stock price on dates of said contracts. The liability has been amortized over the life of the contracts. All other stock-based transactions were fully expensed for all prior financial reporting periods. These transactions will remain expensed and not be amortized. Management concluded that the Company's annual reports on Form 10-KSB for the years ended December 31, 2004 and 2003, and the Company's quarterly report for the period ended March 31, 2005 should be restated and these financial statements and the amended consolidated financial statements for the aforementioned periods.

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

Calypso built upon its patented technology to create a new application, which could allow satellite radio signals from carriers such as XM Satellite Radio and Sirius Satellite Radio to be readily received by various wireless devices, thus generating a new potential revenue stream for the satellite radio companies, the companies supplying service to mobile phones and devices, the manufacturers and retailers of those devices, as well for the licensing of this technology by Calypso. The Company is sometimes referred to as we, us, our, and other such phrases as provided in Regulation F-D (Fair Disclosure).

Capital Expenditures

Since 1997, the Company has expended over $4.1 million on machinery and equipment. The machinery and equipment is located in a manufacturing plant in Managua, Nicaragua, Central America. The machinery and equipment for production of the products had not been placed in service as of December 31, 2004. During 2004, the Company decided to outsource the production of the products to independent contractors; therefore the machinery and equipment purchased specifically for the production of the telephones and other related products was written down to the net realizable sales value, estimated to be approximately $576,000, resulting in a impairment charge in the amount of $3,446,411.The $576,000 estimated sales value of the machinery and equipment was reclassified to a separate line item, "assets held for sale" in the current assets section of the balance sheets as of March 31, 2005, as restated, and December 31, 2004, restated.

Results of Operations - Three Months Ended March 31, 2005, as Restated, Compared to Three Months Ended March 31, 2004, as Restated

Revenues: During the three-month periods ended March 31, 2005 and 2004, we did not generate any revenues.

Operating expenses: Operating expenses incurred for the three months ended March 31, 2005, aggregated $1,981,724 as compared to $2,146,562, for the three months ended March 31, 2004, or a decrease of $164,838.

Net Loss and Loss Per Share: The net loss was $1,981,724, for the three months ended March 31, 2005, as compared to a net loss of $2,146,562, for the three months ended March 31, 2004. For the three months ended March 31, 2005 and 2004, the net loss per share were $0.02 and $0.02, respectively.

Off-Balance Sheet Arrangements: The Company had no off-balance sheet arrangements for the three-month period ended March 31, 2005.

Liquidity and Capital Resources

At December 31, 2004, we had a working capital deficit of $2,505,166 compared to a working capital of $117,592 at March 31, 2005. The Company's Cash position was $441,956 at March 31, 2005 compared to $36,318 at December 31, 2004. The Company, from time to time, issues stock as compensation to employees and non-employee consultants in order to preserve its cash and reduce liquidity concerns. During the first quarter of 2005, the Company raised $1,000,000 in a private placement offering for working capital purposes. In addition, the Company has signed subscription agreements to raise an additional $2,000,000. Additionally, the Company is in the process of completing a Private Placement Memorandum to raise additional funds, but cannot determine the total amount of proceeds that it will receive.

The Company requires approximately $1.5 million to fund its annual operating budget for 2005 and $2.5 million for investment in manufacturing set-up, molds and tooling, intellectual property protection in foreign markets and initial sales and marketing efforts. If we are successful in negotiating orders for the sale of our products, and there can be no assurance as to when or if we shall receive purchase orders, we shall depend on our ability to secure such purchase orders with letters-of-credit and by securing financing of receivables and inventory to assist the Company in satisfying its working capital requirements . It is our intention upon negotiating any purchase orders to also negotiate letters-of-credit securing such purchase orders from our customers. We also will depend on our ability to secure favorable terms from suppliers. If  we are successful in receiving purchase orders secured by letters-of-credit, we believe our total requirement for working capital financing will not exceed $3 million during the year 2005. While financing of this type can generally be obtained using the accounts receivable and inventory as collateral, there is no assurance that such financing can be arranged at terms and conditions satisfactory to the Company, if at all.

We have historically sustained our operations and funded our capital requirements with the funds received from the sale of our common stock. As of March 31, 2005, the Company's had received over $12.4 million from its financing activities and has issued shares valued at approximately $6,000,000 for services provided to the Company.

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

In concluding that the Company had the ability to continue as a going concern, the Company's auditor only considered the semi-fixed operating cash requirements of approximately $2,000,000 because the cost of actually producing the telephones are variable costs that would be funded by the letters of credit that would accompany any purchase orders received by the Company. Therefore, the auditor concluded that the Company had and still has the ability to continue in existence through December 31, 2005. However, the auditor has encouraged the Company to add a note to the consolidated financial statements for the year ended December 31, 2004 disclosing the Company’s current operating status and a need for additional equity and/or debt financing to allow the Company the ability to fund the cash operating plans and production of the telephones.

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

Our accounting policies are more fully described in Note 1 to the audited consolidated financial statements as filed in the Company’s 10-KSB/A for the year ended December 31, 2004. We have identified certain critical accounting policies that are described below.

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

The Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon this evaluation of the Registrant’s controls and procedures, the former chief executive officer and former chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2005.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

On January 12, 2005, the company retained the Miami Law firm of Bierman, Shohat, Lowey & Pizzi to oversee all of the Company's litigation and also to advise on our legal affairs. This will allow the company to efficiently streamline its litigation and save cost.

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

ITEM 2. CHANGES IN SECURITIES Back to Table of Contents

During the three month-period ended March 31, 2005, the Company issued 8,655,714 shares of its restricted common stock valued at $4,267,400 as follows: the Company received $1,155,000 in connection with the private placement of 5,428,572 shares issued to individuals and financial organizations; 857,142 shares were issued in connection with the conversion of $300,000 in debt. 614,204 shares were issued for consulting services valued at $488,974. The issuance were made in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933.

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

(b) Reports on Form 8-K During the Period Covered by this Report:

The Registrant has filed a Form 8-K on January 14, 2005 with disclosure under Item 1.01, Item 5.02 and Item 9.01, a Form 8-K on March 21, 2005 with disclosure under Item 1.01 and Item 5.02.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By: /s/ David Davila CEO and President Dated: September 30, 2005

By: /s/ Cheryl L. Dotson Chief Financial Officer Dated: September 30, 2005

By: /s/ Antonio Zapata
Antonio Zapata, Chairman
Date: September 30, 2005

By: /s/ Julietta Moran
Julietta Moran, Director
Date: September 30, 2005

Financial Statements Back to Table of Contents

Calypso Wireless, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets
March 31, 2005 (Unaudited) and December 31, 2004

	2005	2004
	Restated	Restated
Assets
Current assets:
Cash	$441,956	$36,318
Refund receivable	84,731	183,346
Prepaid expenses and other current assets	213,607	216,056
Assets held for sale	576,000	576,000
Total current assets	1,316,294	1,011,720

Investment in affiliate	60,000	-
Property and equipment, net of accumulated depreciation	89,451	100,959
Patents	425,851	423,251
Software development costs, net of accumulated
amortization of $1,940,872 at March 31, 2005 and $1,552,698 at December 31, 2004	2,717,225	3,105,399
Other assets	114,451	114,451
Total assets	$4,723,272	$4,755,780

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$536,329	$557,265
Accrued expenses	365,500	2,379,926
Advances from customers	84,790	84,790
Short-term notes payable	121,083	103,905
Loans payable	91,000	391,000
Total current liabilities	1,198,702	3,516,886

Stockholders' equity:
Common stock, $.001 par value. Authorized 200,000,000 shares:
119,091,929 shares issued and outstanding at March 31, 2005, and
110,436,215 shares issued and outstanding at December 31, 2004	119,092	110,436
Additional paid-in capital	25,417,742	21,158,998
Deficit accumulated during the development stage	(22,012,264)	(20,030,540)
Total stockholders' equity	3,524,570	1,238,894
Commitments	-	-
Total liabilities and stockholders' equity	$4,723,272	$4,755,780

See accompanying notes to consolidated financial statements

Calypso Wireless, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
Three months ended March 31, 2005 and 2004 (Unaudited)

			Cumulative
			totals from
			inception to
			March 31,
	2005	2004	2005
	Restated	Restated	Restated

Revenues	$-	$-	-
Cost of goods sold	-	-	-
Gross profit	-	-	-

Operating expenses:
Research and development	146,497	-	5,589,628
General and administrative	1,429,972	1,757,969	10,781,971
Impairment expenses	-	-	3,446,411
Write-off of inventory	-	-	86,103
Interest expense	642	-	209,024
Depreciation and amortization	404,613	388,593	2,023,127
Total operating expenses	1,981,724	2,146,562	22,136,264

Operating loss	(1,981,724)	(2,146,562)	(22,136,264)

Other income - gain on sale of assets	-	-	124,000

Net loss before provision for income tax	(1,981,724)	(2,146,562)	(22,012,264)
Provision for income tax	-	-	-
Net loss	$(1,981,724)	$(2,146,562)	$(22,012,264)

Net loss per common share - basic and diluted:
Net loss applicable to common shareholders	$(0.02)	$(0.02)

Weighted average common shares:
Weighted average common shares: Basic and diluted	112,995,379	106,044,793

See accompanying notes to consolidated financial statements

Calypso Wireless, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
Three months ended March 31, 2005 and 2004 (Unaudited)

			Cumulative
			totals from
			inception to
	2005	2004	March 31, 2005
	Restated	Restated	Restated
Cash flows from operating activities:
Net loss	$(1,981,724)	$(2,146,562)	$(22,012,264)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation of property and equipment	16,439	419	82,255
Amortization of software development costs	388,174	388,174	1,940,872
Common stock issued for services	488,974	814,580	6,457,546
Impairment expenses	-	-	3,446,411
Write-off inventory	-	-	86,103
(Increase) decrease of operating assets:
Refund receivable	98,615	-	(84,731)
Prepaid expenses and other current assets	2,449	(68,588)	(213,607)
Patents	(2,600)	(482)	(425,851)
Software developments cost	-	(267,775)	(4,588,097)
Other assets	-	1,900	(114,451)
Increase (decrease) in operating liabilities:
Accounts payable	(20,936)	(42,981)	186,946
Accrued expenses	309,000	359,631	2,688,926
Advances from customers	-	-	84,790
Net cash used in operating activities	(701,609)	(961,684)	(12,465,152)

Cash flows from investing activities:
Purchase of property and equipment	(4,931)	(25,144)	(3,618,117)
Investment in affiliate	(60,000)	-	(60,000)
Net cash provided by (used in) investing activities	(64,931)	(25,144)	(3,678,117)

Cash flows from financing activities:
Proceeds from sale of common stock	1,155,000	1,429,500	15,555,447
Proceeds from short-term borrowing	50,000	-	231,934
Repayment of short-term borrowing	(32,822)	-	(110,851)
Net borrowings (repayment) of loans from shareholders	-	-	391,000
Proceeds from long-term debt	-	-	782,695
Repayment of long-term borrowings	-	-	(265,000)
Net cash provided by financing activities	1,172,178	1,429,500	16,585,225

Net increase in cash	405,638	442,672	441,956

Cash at beginning of year	36,318	833,209	-
Cash and cash equivalents at end of year	$441,956	$1,275,881	441,956

Supplemental schedule of cash flow information:
Interest paid	$642	$-	209,024
Non-cash transactions:
Issuance of common stock for conversion of debt	$2,623,426	$-	$3,453,841
Issuance of common shares for acquisition of software development costs	-	-	70,000

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

(4) Restatements

The March 31, 2005 and 2004 quarterly financial statements have been restated to correct for the unrecorded liabilities related to non-employee stock based compensation, and the amortization of software development costs. The prior period adjustments to present the correction of errors are as follows:

	2005		2004
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
March 31:
Net software development costs	$4,864,736	2,717,225	-	-
Other assets	54,310	114,451	-	-
Accrued expenses	-	365,500	-	-
Deficit accumulated during the development stage	(19,309,433)	(22,012,264)	-	-
Total stockholders' equity	5,977,601	3,524,570	-	-

For the three months ended March 31:
Research and development expenses	$395,250	146,497	-	-
General and administrative expenses	2,421,348	1,429,972	1,398,338	1,757,969
Depreciation and amortization	16,278	404,613	419	388,593
Net loss	(2,833,518)	(1,981,724)	(1,404,507)	(2,146,562)
Basic loss per share	(0.03)	(0.02)	(0.01)	(0.02)

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