Form 10QSB
period 2005-06-30
CALYPSO WIRELESS INC
filed 2005-10-04
CIK 719729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
________________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(b) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

At June 30, 2005, the Registrant had 119,611,929 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three and six-month periods ended June 30, 2005 and 2004 are attached to this quarterly report.

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

Capital Expenditures

The Company has decided to outsource the production of the products to independent contractors which will be determined in the next few months.

Research and Development

Technological feasibility was demonstrated in the first quarter of 1999. Pursuant to paragraph 4 of SFAS 86, Calypso concluded that technological feasibility was established because the Company had completed all planning, designing, coding and testing activities necessary to establish that the product could be produced to meet its design specifications including functions, features, and technical performance requirements. Calypso has a detailed product design, has the necessary skills, and hardware and software technology are available to produce the project. The Company has obtained a patent for its technology and successful field tests of its Calypso’s C1250i WiFi-GSM-GPRS VoIP smart cellular phone were performed by Sleipner SA and other companies. However, notwithstanding the Company’s determination that it had established the technological feasibility of the software, there have been no revenues recorded after we determined feasibility because the technology was advanced from that time and the Company required significant capital investment as previously disclosed.

Effective July 22, 2005, the Company entered into an agreement to acquire a 25% interest in RV Technology Limited (RV Tech), a limited company incorporated under the laws of Hong Kong. The Company immediately acquired 16.8% of RV Tech by paying $1,000,000 in cash ($666,666 in working capital to RV Tech and $333,334 to the shareholders of RV Tech) and issuing 1,000,000 shares of the Company's restricted common stock. The Company issued a note in the amount of $1,333,334 to acquire an additional 5.6% interest in RV Tech; however, the Company will not receive the additional shares of RV Tech until the note is paid by the Company. In addition, the Agreement provides for the Company to acquire an additional 2.6% of RV Tech by paying $666,667 in cash when RV Tech meets certain milestones such as RV Tech achieving CE and FCC certification of the first functioning Dual Mode (GSM/GPRS and WiFi) model cellular telephone. The agreement also gives the Company exclusive rights to acquire the remaining 75% of RV Tech by issuing 6,000,000 shares of the Company's restricted common stock and paying $3,000,000 in cash to the shareholders of RV Tech. The option to acquire the remaining 75% of RV Tech expires in 9 months from the closing date of the original transaction.

The affiliation will enable Calypso to expedite the successful production of its phone with patented technology. RV Technology has relationships which will enable the production and distribution to the world-wide market.

Results of Operations - Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004

Revenues: During the three and six-month periods ended June 30, 2005 and 2004, the Company did not generate any revenues related  to the sale of its products.

Operating expenses: Operating expenses incurred for the three and six months ended June 30, 2005, were $1,487,736 and $3,469,460 as compared to $1,422,399 and $2,954,906 for the three and six months ended June 30, 2004, as restated.

Net Loss and Loss Per Share: The Company's net loss for the three and six months ended June 30, 2005 was $1,487,736 and $3,469,460 compared to a net loss of $1,422,399 and $2,954,906 for the three and six months ended June 30, 2004. For the three and six-months ended June 30, 2005 and 2004, the net loss per share was $0.01 and $0.01 and $0.03 and $0.03, respectively.

Off-Balance Sheet Arrangements: The Company had no off-balance sheet arrangements for the three-month period ended June 30, 2005

Liquidity and Capital Resources

At December 31, 2004, we had a working capital deficit of $2,505,166 compared to a negative working capital of $327,339 at June 30, 2005. The Company signed investment banking agreements with three investment banking firms to assist the Company in raising capital. Subsequent to June 30, 2005, the Company $2,165,000 in equity financiaing. As noted in Note 5 below, $1,000,000 of the equity financing was used for an equity interest of 16.8% in RV Technology Ltd. Additionally, the Company is in the process of completing a Private Placement Memorandum to raise additional funds, but cannot determine the total amount of proceeds that it will receive.

The Company is currently negotiating debt and/or equity financing arrangements to provide an alternative source for its future capital needs. However, there can be no assurance that we will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

The Company requires approximately $1.5 million to fund its annual operating budget for 2005 and $2.5 million for investment in manufacturing set-up, molds and tooling, intellectual property protection in foreign markets and initial sales and marketing efforts. If we are successful in negotiating orders for the sale of our products, and there can be no assurance as to when or if we shall receive purchase orders, we shall depend on our ability to secure such purchase orders with letters-of-credit and by securing financing of receivables and inventory to assist the Company in satisfying its working capital requirements. It is our intention upon negotiating any purchase orders to also negotiate letters-of-credit securing such purchase orders from our customers. We also will depend on our ability to secure favorable terms from suppliers. If  we are successful in receiving purchase orders secured by letters-of-credit, we believe our total requirement for working capital financing will not exceed $3 million during the year 2005. While financing of this type can generally be obtained using the accounts receivable and inventory as collateral, there is no assurance that such financing can be arranged at terms and conditions satisfactory to the Company, if at all.

Accounting Principles

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

Software development costs represent capitalized costs incurred in the development of the cellular phones and telecommunications infrastructure software. The Company began capitalizing these costs once technological feasibility had been established during the first quarter of 1999. All costs incurred prior to establishment of technological feasibility were expensed as research and development expenses. The Company established a policy to amortize the capitalized software and development costs over a three year period beginning January, 2004. Effective January 1, 2005, will be expended as incurred. For the six-month periods ended June 30, 2005 and 2004, amortization expenses for software development costs was $776,349.

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

The Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon this evaluation of the Registrant’s controls and procedures, the former chief executive officer and former chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2005.

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

None.

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

Exhibit No.	Description
10.7	Stock Purchase Agreement between the Company and RV Technology Ltd.
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K During the Period Covered by this Report:

The Registrant did not file a Form 8-K during the period ended June 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By: /s/ David Davila CEO and President Dated: October 4, 2005

By: /s/ Cheryl L. Dotson Chief Fianncial Officer Dated: October 4, 2005

By: /s/ Antonio Zapata
Antonio Zapata, Chairman
Date: October 4, 2005

By: /s/ Julietta Moran
Julietta Moran, Director
Date: October 4, 2005

Financial Statements Back to Table of Contents

Calypso Wireless, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets
June 30, 2005 (Unaudited) and December 31, 2004

		2004
	June 30, 2005	Restated
Assets
Current assets:
Cash	$43,718	$36,318
Refund receivable	84,731	183,346
Prepaid expenses and other current assets	181,870	216,056
Assets held for sale	576,000	576,000
Total current assets	886,319	1,011,720

Investment in affiliate	60,000	-
Property and equipment, net of accumulated depreciation	72,430	100,959
Patents	428,912	423,251
Software development costs, net of accumulated
amortization of $2,329,046 at June 30, 2005 and $1,552,698 at December 31, 2004	2,329,051	3,105,339
Other assets	116,480	114,451
Total assets	$3,893,192	$4,755,780

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$679,868	$557,265
Accrued expenses	-	2,379,926
Advances from customers	84,790	84,790
Short-term notes payable	110,000	103,905
Loans payable to shareholders	339,000	391,000
Total current liabilities	1,213,658	3,516,886

Stockholders' equity:
Common stock, $.001 par value. Authorized 200,000,000 shares:
119,611,929 shares issued and outstanding at June 30, 2005, and
110,436,215 shares issued and outstanding at December 31, 2004	119,612	110,436
Additional paid-in capital	26,059,922	21,158,998
Deficit accumulated during the development stage	(23,500,000)	(20,030,540)
Total stockholders' equity	2,679,534	1,238,894
Commitments	-	-
Total liabilities and stockholders' equity	$3,893,192	$4,755,780

See accompanying notes to consolidated financial statements

Calypso Wireless, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
Three and six months ended June 30, 2005 and 2004 (Unaudited)

					Cumulative
					totals from
	Three months ended June 30		Six months ended June 30		inception to
	2005	2004	2005	2004	June 30,
		Restated		Restated	2005

Revenues	$-	$-	$-	$-	-
Cost of goods sold	-	-	-	-	-
Gross profit	-	-	-	-	-

Operating expenses:
Research and development	133,551	-	280,048	-	5,723,179
General and administrative expenses	949,619	922,573	2,379,591	2,066,487	11,731,590
Impairment expenses	-	-	-	-	3,446,411
Write-off of inventory	-	86,103	-	86,103	86,103
Interest expense	71	-	713	-	209,095
Depreciation and amortization	404,495	413,723	809,108	802,316	2,427,622
Total operating expenses	1,487,736	1,422,399	3,469,460	2,954,906	23,624,000

Operating loss	(1,487,736)	(1,422,399)	(3,469,460)	(2,954,906)	(23,624,000)

Other income - gain on sale of assets			-	-	124,000

Net loss before provision for income tax	(1,487,736)	(1,422,399)	(3,469,460)	(2,954,906)	(23,500,000)
Provision for income tax	-	-	-	-	-
Net loss	$(1,487,736)	$(1,422,399)	$(3,469,460)	$(2,954,906)	$(23,500,000)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average common shares	119,150,829	108,070,354	116,101,707	107,069,186

See accompanying notes to consolidated financial statements

Calypso Wireless, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
Six months ended June 30, 2005 and 2004 (Unaudited)

			Cumulative
			totals from
	June 30,		inception to
	2005	2004	June 30, 2005
		Restated	Restated
Cash flows from operating activities:
Net loss	$(3,469,460)	$(2,954,906)	$(23,500,000)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	32,760	25,968	98,576
Amortization of software development costs	776,348	776,348	2,329,046
Common stock issued for services	1,075,174	814,580	7,043,746
Impairment expenses	-	-	3,446,411
Write-off inventory	-	86,103	86,103
(Increase) decrease of operating assets:
Refund receivable	98,615	(241,500)	(84,731)
Prepaid expenses	34,186	(160,590)	(181,870)
Patents	(5,661)	(482)	(428,912)
Software developments cost	-	(112,925)	(4,588,097)
Other assets	(2,029)	457	(116,480)
Increase (decrease) in operating liabilities:
Accounts payable	122,603	1,113	679,868
Accrued expenses	-	-	2,029,940
Advances from customers	-	-	84,790
Net cash used in operating activities	(1,337,464)	(1,765,834)	(13,101,610)

Cash flows from investing activities:
Purchase of property and equipment	(4,231)	(31,812)	(3,617,418)
Investment in affiliate	(60,000)	-	(60,000)
Net cash used in investing activities	(64,231)	(31,812)	(3,677,418)

Cash flows from financing activities:
Net proceeds from sale of common stock	1,155,000	1,679,460	15,555,447
Proceeds from short-term borrowing	17,178	-	199,716
Repayment of short-term borrowing	(11,083)	-	(89,112)
Proceeds from borrowings from shareholders	248,000	-	639,000
Proceeds from long-term borrowings	-	-	782,695
Repayment of long-term borrowings	-	-	(265,000)
Decrease in stock subscription receivable	-	290,000	-
Net cash provided by financing activities	1,409,095	1,969,460	16,822,746

Net increase in cash	7,400	171,814	43,718

Cash at beginning of year	36,318	833,209	-
Cash and cash equivalents at end of year	$43,718	$1,005,023	43,718

Supplemental schedule of cash flow information:
Interest paid	$713	$-	209,095
Non-cash transactions:
Issuance of common stock for conversion of debt	$2,623,426	$-	$3,453,841
Issuance of common shares for acquisition of software development costs	-	-	70,000

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2005 are not indicative of the results that may be expected for the year ending December 31, 2005.

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

(4) Software Development Costs

Software development costs represent capitalized costs incurred in the development of the cellular phones and telecommunications infrastructure software. The Company began capitalizing this cost once technological feasibility had been established during the first quarter of 1999. All costs incurred prior to establishment of technological feasibility were expensed as research and development expenses. Effective January 1, 2004, the Company began amortizing the balance of software development costs over a three-year period. For the six-month periods ended June 30, 2005 and 2004, amortization expense for software development cost was $776,349. Effective January 1, 2005, Company is no longer capitalizing software development costs.

(5) Operational Status

The Company is a development stage corporation. Successful development and marketing of the Company’s products and the procurement of additional financing is necessary for the Company to continue as a going concern.

The Company signed investment banking agreements with three investment banking firms to assist the Company with raising of capital.

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

Subsequent to June 30, 2005, the Company raised $2,165,000 in equity financing. As noted in note 5 below, $1,000,000 of the equity financing raised was used as partial payment to acquire 25% of RV Technology Limited.

(6) Subsequent Events

Effective July 22, 2005, the Company entered into an agreement to acquire a 25% interest in RV Technology Limited (RV Tech), a limited company incorporated under the laws of Hong Kong. The Company immediately acquired 16.8% of RV Tech by paying $1,000,000 in cash ($666,666 in working capital to RV Tech and $333,334 to the shareholders of RV Tech) and issuing 1,000,000 shares of the Company's restricted common stock. The Company issued a note in the amount of $1,333,334 to acquire an additional 5.6% interest in RV Tech; however, the Company will not receive the additional shares of RV Tech until the note is paid by the Company. In addition, the Agreement provides for the Company to acquire an additional 2.6% of RV Tech by paying $666,667 in cash when RV Tech meets certain milestones such as RV Tech achieving CE and FCC certification of the first functioning Dual Mode (GSM/GPRS and WiFi) model cellular telephone. The agreement also gives the Company exclusive rights to acquire the remaining 75% of RV Tech by issuing 6,000,000 shares of the Company's restricted common stock and paying $3,000,000 in cash to the shareholders of RV Tech. The option to acquire the remaining 75% of RV Tech expires in 9 months from the closing date of the original transaction.