Form 10QSB
period 2005-09-30
CALYPSO WIRELESS INC
filed 2005-12-13
CIK 719729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
________________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☒                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(b) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

At September 30, 2005, the Registrant had 132,246,929 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three and nine-month periods ended September 30, 2005 and 2004 are attached to this quarterly report.

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

Overview

The Company's business involves being a supplier and licensor of cellular broadband real time video phones, and other wireless devices. These devices support telecommunications infrastructure, which utilize our patented ASNAP technology (U.S. Patent Number: 6,680,923). ASNAP technology enables users of cellular phones, PCMCIA (Personal Computer Media Interface Card Accessory) cards and other wireless devices to seamlessly roam between existing cellular WAN (Wide Area Network's GSM/GPRS (Global System for Mobile  Communications/General Packet Radio Service) or CDMA (Code Division Multiple Access) and WLAN (Wireless Local Area Networks) utilizing the 802.11 Wi-Fi standard (Wireless Fidelity). We believe we are currently the only company offering the wireless telephone and data service provider (mobile carriers) with technology that effectively integrates traditional cellular telephone systems and Internet broadband access through WLAN (cellular, broadband, real time, video phones, WLAN access points and call-control media gateways). Also the Company has filed for a provisional extension of its existing patent, that will allow users of mobile devices such as cellular phones, pda's, satellite radios and portable music players, to receive satellite broadcasts on those devices from either Satellite transmitters or wireless LAN access points, such as Wi-Fi.

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

In July 2005, the Company entered into an agreement to acquire a   25% interest in RV Technology Limited, a limited company organized under the laws of Hong Kong (RV Tech). The Company acquired a 16.8% equity interest in RV Tech for the payment of $1,000,000 in cash, of which $666,666 was used for RV Tech working capital and $333,334 was paid to RV Tech shareholders, and the Company also issued 1,000,000 shares of restricted stock for the initial equity in RV Tech. The Company also issued a note in the amount of $1,333,334 for the purchase of an additional 5.6% equity interest, but will not receive the additional equity interest in RV Tech until the note is paid. The agreement further provides that the Company acquire an additional 2.6% equity interest in RV Tech by paying $666,667, based upon RV Tech achieving certain targets including receipt of CE and FCC certification for the first functioning Dual Mode (GSM/GPRS and Wi-Fi) model cellular phone. The agreement with RV Tech also grants the Company the exclusive option to acquire the remaining 75% equity interest in RV Tech upon the issuance 6,000,000 shares of the Company's restricted common stock and payment of $3,000,000 in cash to the RV Tech shareholders. This exclusive option expires nine months from the closing of the agreement with RV Tech.

Research and Business Development

The Company developed and patented a technology that enables users of cellular phones and other wireless devices to seamlessly roam between existing cellular WAN, wide area network's GSM/GPRS (Global System for Mobile Communications/General Packet Radio Service) or CDMA (Code Division Multiple Access) and WLAN (Wireless Local Area Networks) utilizing the 802.11 Wi-Fi standard (Wireless Fidelity).

Technological feasibility was demonstrated in the first quarter of 1999. Pursuant to paragraph 4 of SFAS 86, Calypso concluded that technological feasibility was established because the Company had completed all planning, designing, coding and testing activities necessary to establish that the product could be produced to meet its design specifications including functions, features, and technical performance requirements. Calypso has a detailed product design, has the necessary skills, and hardware and software technology are available to produce the product. Calypso’s C1250i Wi-Fi-GSM-GPRS VoIP smart cellular phone, which runs on Intel's PXA series application processor and Microsoft's WinCE 5.0 operating system, were successfully field tested by Sleipner S. A. and other companies. Notwithstanding the Company’s determination that it had established the technological feasibility of the software, there have been no revenues recorded after feasibility was determined because the technology advanced from that time and the Company required significant capital investment.

RV Tech is a designer and developer of wireless handheld devices and they have agreed to design the hardware that will run Calypso's patented ASNAP™ technology. The Company's relationship with RV Tech should enable us to expedite production of our wireless phone product with our patented technology. The extensive relationships that RV Tech has developed should also facilitate the production and distribution of the Company's phone product world-wide.

During the quarter ended September 30, 2005, the Company negotiated with the shareholders of Sleipner S. A. for the acquisition of Sleipner by the Company. Sleipner builds advanced IP-based communications systems and software platforms enabling comprehensive network-telephony solutions and innovative data converged services for enterprise and consumer customers. Sleipner's VoIP and IP solutions and applications are designed on coMEDIA, the first complete family of SIP-based solutions offered to the market. Service providers and enterprises can build their own SIP applications using Sleipner technology to fit their unique voice needs and compared with circuit-based deployments, VoIP implementations are completed faster with fewer difficulties. Sleipner's CoMOB software enables smart phones and wireless PDA/Pocket PCs to switch between GSM or CDMA cellular towers and Wi-Fi access points known as hotspots. The European mobile market has a base of over 342 million subscribers and is continuing to grow rapidly. The Company believes that with its patented ASNAP™ technology, European mobile carriers should be able to expand their customer base, reduce costs of additional frequency spectrum and infrastructure, and increase revenues by offloading capacity to the Wireless Local Area Networks and IP Networks with new services featuring our Wi-Fi-GSM-GPRS VoIP cellular phone.

The agreement between the Company and Sleipner shareholders was reached in October 2005, subject to due diligence and other conditions of closing, including the issuance by the Company of 1,500,000 restricted shares to Sleipner shareholders. As of December 9, 2005, the 1,500,000 restricted shares had not been delivered.

The Company has received two purchase orders for the C1250i dual mode cellular phone, from Inversion CCS and Serinova, which purchase orders require and must be secured by letters of credit. Delivery is anticipated during 2006, 2007 and 2008. The Company is dependent upon its continued ability to raise sufficient capital to fund its acquisitions and produce its C1250i dual mode cellular phone in order to fulfill these orders and any other orders that it may receive in the future.

Results of Operations - Three and Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenues: During the three and nine-month periods ended September 30, 2005 and 2004, the Company did not generate any revenues related  to the sale of its products.

Operating expenses: Operating expenses incurred for the three and nine months ended September 30, 2005, were $1,542,973 and $5,012,433 compared to $855,384 and $5,048,095 for the three and nine months ended September 30, 2004, as restated.

Net Loss and Loss Per Share: The Company's net loss for the three and nine months ended September 30, 2005, were $1,542,973 and $5,012,433 compared to $855,384 and $5,048,095 for the three and nine months ended September 30, 2004, as restated. For the or the three and nine months ended September 30, 2005 and 2004, the net loss per share was $0.01 and $0.01 and $0.04 and $0.05, respectively.

Off-Balance Sheet Arrangements: The Company had no off-balance sheet arrangements for the three-month period ended September 30, 2005

Liquidity and Capital Resources

At December 31, 2004, we had a working capital deficit of $2,505,166 compared to a negative working capital of $1,218,263 at September 30, 2005. The Company's cash position at September 30, 2005 was $392,085 compared to $36,318 at December 31, 2004, as restated.

The Company signed investment banking agreements with three investment banking firms to assist the Company in raising capital. During the nine months ended September 30, 2005, the Company raised $3,165,000 in equity financing, of which $1,000,000 of the equity financing raised was used as partial payment to acquire the initial 16.8% equity interest in  RV Technology Limited. The Company is currently negotiating a financing arrangement for $3,000,000, which funding, if obtained, should provide the Company with sufficient resources for its operational and capital expenditures. In addition, the Company will continue to seek other debt and/or equity financing arrangements to provide an alternative source for its future capital needs. However, there can be no assurance that we will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition. Management believes that actions presently being taken to obtain additional equity financing will provide the opportunity for the Company to continue as a going concern.

The Company is presently preparing projected liquidity requirements for the next twelve months based upon either the licensing of the Company's intellectual property and software or manufacturing the phones itself. The operating budget for the first three quarters of 2006 include $666,667 for the payment due to RV Tech under the agreement and $77,000 per month for the operations of its Sleipner subsidiary. Although the Company has two signed purchase orders, no revenues are anticipated during the remainder of 2005 and revenues from such orders, if any, will be scheduled during the three year period from 2006 through 2008.

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

The Company's chief executive officer and chief financial officer, who joined the Company in August and September 2005 respectively, have begun carrying out an evaluation of the   effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. The Board of Directors and management recognized that the Company needed to improve its corporate governance and disclosure controls and procedures in response to good business practices and the Sarbanes Oxley Act of 2002 and corresponding SEC pronouncements. On September 30, 2005, the Board of Directors unanimously approved a resolution adopting a new policy with respect to disclosure controls and procedures, which will be implemented during the fourth quarter of 2005. However, based upon the evaluation of the Company's controls and procedures in effect during the period ended September 30, 2005, the chief executive officer and chief financial officer concluded that the Company's   controls and procedures were not effective as of September 30, 2005.

Changes in internal controls.

During the period covered by this report, the Company adopted new policies and disclosure controls and procedures in compliance to improve transparency and accountability no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, the Company’s internal control over financial reporting was not compliant with the procedures as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act.

As new procedures and controls are implemented, such disclosure will be made known in a timely manner as required to include such information in the Company's periodic filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

On April 1, 2005, the Company terminated the services of the law firm of Sears & Crawford for not performing up to the company's expectations and a possible conflict of interest. Sears & Crawford commenced an arbitration seeking their legal fees and the Company has answered that Sears & Crawford is not entitled to fees claimed because performance was only limited. On November 5, 2004, Draico Daic d/b/a Tribeca Inc., filed a lawsuit against the Company, which is pending in Houston Texas. The Company's is in settlement negotiations in both cases does not believe that the outcome will materially adversely effect the Company.

On December 6, 2005, Robert Leon, the Company's former Chief Technology Officer, commenced an action against the Company seeking additional compensation and reimbursement of certain expenses. The Company believes that it has fully complied with all of its obligations to Mr. Leon and does not expect the outcome of the action to materially adversely effect the Company.

ITEM 2. CHANGES IN SECURITIES Back to Table of Contents

In connection with the Company's acquisition of 16.8% of equity in RV Tech in July 2005, as part of the agreement to purchase 25% of RV Tech, the Company issued 1,000,000 shares of restricted stock for the purchase of the 16.8% equity interest in RV Tech.

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

(b) Reports on Form 8-K During the Period Covered by this Report:

The Registrant file the following Form 8-K's during the period ended September 30, 2005. On July 22, 2005, the Registrant file a Form 8-K with disclosure under Item 4.01, Item 5.02 and Item 9.01. On August 18, the Registrant filed a Form 8-K/A with disclosure under Item 4.01 and Item 9.01. On September 12, 2005, the Registrant filed a Form 8-K/A with disclosure under Item 2.02, Item 4.02, Item 5.02 and Item 9.01. On September 21, 2005, the Registrant filed a Form 8-K with disclosure under Item 4.01 and a second Form 8-K with disclosure under Item 5.02 and Item 9.01.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By: /s/ David Davila CEO and President Dated: December 12, 2005

By: /s/ Cheryl L. Dotson Chief Financial Officer Dated: December 12, 2005

By: /s/ Antonio Zapata
Antonio Zapata, Chairman
Date: December 12, 2005

By: /s/ Julietta Moran
Julietta Moran, Director
Date: December 12, 2005

Financial Statements Back to Table of Contents

Calypso Wireless, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets
September 30, 2005 (Unaudited) and December 31, 2004

		December 31, 2004
	September 30, 2005	(Audited Restated)
Assets
Current assets:
Cash	$392,085	$36,318
Refund receivable	84,731	183,346
Prepaid expenses and other current assets	312,767	216,056
Inventory	60,000	-
Assets held for sale	576,000	576,000
Total current assets	1,425,583	1,011,720

Investment in affiliate	3,183,334	-
Property and equipment, net of accumulated depreciation	60,430	100,959
Patents	430,535	423,251
Software development costs, net of accumulated
amortization of $2,717,220 at September 30, 2005 and $1,552,698 at December 31, 2004	1,940,877	3,105,339
Other assets	116,548	114,451
Total assets	$7,157,307	$4,755,780

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$759,047	$648,265
Accrued expenses	-	2,379,926
Advances from customers	84,790	84,790
Short-term notes payable	158,675	103,905
Note payable to shareholder of affiliate	1,333,334	-
Loans payable to shareholders	308,000	300,000
Total liabilities - current	2,643,846	3,516,886

Stockholders' equity:
Common stock, $.001 par value. Authorized 200,000,000 shares:
132,246,929 shares issued and outstanding at September 30, 2005, and
110,436,215 shares issued and outstanding at December 31, 2004	132,247	110,436
Additional paid-in capital	29,424,187	21,158,998
Deficit accumulated during the development stage	(25,042,973)	(20,030,540)
Total stockholders' equity	4,513,461	1,238,894
Commitments	-	-
Total liabilities and stockholders' equity	$7,157,307	$4,755,780

See accompanying notes to consolidated financial statements

Calypso Wireless, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
Three and nine months ended September 30, 2005 and 2004 (Unaudited)

					Cumulative
					totals from
	Three months ended September 30		Nine months ended September 30		inception to
	2005	2004	2005	2004	September 30,
		Restated		Restated	2005

Revenues	$-	$-	$-	$-	-
Cost of goods sold	-	-	-	-	-
Gross profit	-	-	-	-	-

Operating expenses:
Research and development	70,609	-	350,657	-	5,793,788
General and administrative expenses	1,067,524	454,226	3,447,115	3,758,517	12,799,114
Impairment expenses	-	-	-	-	3,446,411
Write-off of inventory	-	-	-	86,103	86,103
Interest expense	358	-	1,071	-	209,453
Depreciation and amortization	404,482	401,158	1,213,590	1,203,475	2,832,104
Total operating expenses	1,542,973	855,384	5,012,433	5,048,095	25,166,973

Operating loss	(1,542,973)	(855,384)	(5,012,433)	(5,048,095)	(25,166,973)

Other income - gain on sale of assets	-	-	-	-	124,000

Net loss before provision for income tax	(1,542,973)	(855,384)	(5,012,433)	(5,048,095)	(25,042,973)
Provision for income tax	-	-	-	-	-
Net loss	$(1,542,973)	$(855,384)	$(5,012,433)	$(5,048,095)	$(25,042,973)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.05)

Weighted average common shares	128,054,730	108,499,471	120,100,536	107,532,722

See accompanying notes to consolidated financial statements

Calypso Wireless, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
Nine months ended September 30, 2005 and 2004 (Unaudited)

			Cumulative
	September 30,		totals from
	2005	2004	inception to
		Restated	September 30, 2005
Cash flows from operating activities:
Net loss	$(5,012,433)	$(5,048,095)	$(25,042,973)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	49,068	38,953	114,884
Amortization of software development costs	1,164,522	1,164,522	2,717,220
Common stock issued for services	1,337,074	706,500	7,305,646
Impairment expenses	-	-	3,446,411
Write-off inventory	-	86,103	86,103
(Increase) decrease of operating assets:
Refund receivable	98,615	(183,346)	(84,731)
Prepaid expenses	(96,711)	(249,559)	(312,767)
Inventory	(60,000)	-	(60,000)
Patents	(7,284)	(3,023)	(360,535)
Software developments cost	-	(225,110)	(4,588,097)
Other assets	(2,097)	437	(116,548)
Increase (decrease) in operating liabilities:
Accounts payable	110,782	159,280	248,664
Accrued expenses	-	1,096,843	2,379,926
Advances from customers	-	-	84,790
Net cash used in operating activities	(2,418,464)	(2,456,495)	(14,182,007)

Cash flows from investing activities:
Purchase of property and equipment	(8,539)	(29,352)	(3,621,725)
Investment in affiliate	(1,000,000)	-	(1,000,000)
Net cash used in investing activities	(1,008,539)	(29,352)	(4,621,725)

Cash flows from financing activities:
Net proceeds from sale of common stock	3,420,000	1,787,540	17,820,447
Proceeds from short-term borrowing	54,770	76,097	236,704
Repayment of short-term borrowing	-	-	(78,029)
Proceeds from borrowings from shareholders	308,000	-	699,000
Proceeds from long-term borrowings	-	-	782,695
Repayment of long-term borrowings	-	-	(265,000)
Decrease in stock subscription receivable	-	290,000	-
Net cash provided by financing activities	3,782,770	2,153,637	19,195,817

Net increase (decrease) in cash	355,767	(332,210)	392,085

Cash at beginning of year	36,318	833,209	-
Cash at end of period	$392,085	$500,999	392,085

Supplemental schedule of cash flow information:
Interest paid	$1,071	$-	209,453
Non-cash transactions:
Issuance of common stock for conversion of debt	$2,679,926	$-	$3,510,341
Issuance of common shares for acquisition of software development costs	$-	$-	$70,000
Issuance of 1,000,000 shares for acquisition of affiliate	$850,000	$-	$850,000
Issuance of note payable for acquisition of affiliate	$1,333,334	$-	$1,333,334

See accompanying notes to consolidated financial statements

Calypso Wireless, Inc. and Subsidiary
Notes to Consolidated Financial Statements Back to Table of Contents

(1) General

Calypso Wireless, Inc. (the "Company") operates as a holding company with one wholly-owned subsidiary, Industria de Telecomunicaciones Americanas ATEL, S.A. (American Telecom Industries ATEL, S.A. All monetary amounts noted in the financial statements are expressed in U.S. Dollars.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 2005 are not indicative of the results that may be expected for the year ending December 31, 2005.

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

(3) Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Internal Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 on January 1, 2006. Any impact on the Company’s consolidated results of operations and earnings (loss) per share will be dependent on the amount of any accounting changes or corrections of errors whenever recognized.

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

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

(4) Software Development Costs

Software development costs represent capitalized costs incurred in the development of the cellular phones and telecommunications infrastructure software. The Company began capitalizing this cost once technological feasibility had been established during the first quarter of 1999. All costs incurred prior to establishment of technological feasibility were expensed as research and development expenses. Effective January 1, 2004, the Company began amortizing the balance of software development costs over a three-year period. For the nine-month periods ended September 30, 2005 and 2004, amortization expense for software development cost was $1,164,522. Effective January 1, 2005, Company is no longer capitalizing software development costs.

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

During the nine months ended September 30, 2005, the Company raised $3,165,000 in equity financing, of which $1,000,000 of the equity financing raised was used as partial payment to acquire 25% of RV Technology Limited.

(6) Acquisitions

Effective July 22, 2005, the Company entered into an agreement (the "Agreement") to acquire a 25% interest in RV Technology Limited (RV Tech), a limited company incorporated under the laws of Hong Kong. The Company immediately acquired 16.8% of RV Tech by paying $1,000,000 in cash ($666,666 in working capital to RV Tech and $333,334 to the shareholders of RV Tech) and issuing 1,000,000 shares of the Company's restricted common stock. The Company issued a note in the amount of $1,333,334 to acquire an additional 5.6% interest in RV Tech; however, the Company will not receive the additional shares of RV Tech until the note is paid by the Company. In addition, the Agreement provides for the Company to acquire an additional 2.6% of RV Tech by paying $666,667 in cash when RV Tech meet certain milestones such as RV Tech achieving CE and FCC certification of the first functioning Dual Mode (GSM/GPRS and Wi-Fi) model cellular telephone. The Agreement also give the Company exclusive rights to acquire the remaining 75% of RV Tech by issuing 6,000,000 shares of the Company's restricted common stock and paying $3,000,000 in cash to the shareholders of RV Tech. The option to acquire the remaining 75% of RV Tech expires in 9 months from the closing date of the original transaction.

(7) Subsequent Event

Effective October 10, 2005, the Company entered into an agreement to acquire 100% of the capital stock of Sleipner, S.A. (Sleipner) by issuing 1,500,000 shares of the Company restricted common stock. Sleipner is a company organized and existing under the laws of Switzerland and doing business in the Republic of Italy. As of December 9, 2005, the shares have not been issued.