Form 10KSB
period 2005-12-31
CALYPSO WIRELESS INC
filed 2006-06-09
CIK 719729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐ NO☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes☒ NO☐

Issuer's revenues for its most recent fiscal year: $0

As of March 31, 2006, the Issuer had 138,749,638 shares of common stock issued and outstanding. As of March 31, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such stock, was $40,756,576.

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

Calypso Wireless, Inc. (the "Company", "we", "Calypso" or Calypso Wireless), formerly Kleer-Vu Industries, Inc. (Kleer-Vu), was incorporated in the State of Delaware on March 22, 1983. The Company operates as a holding company with two subsidiaries, Industria de Telecomunicaciones Americanas ATEL, S.A. (American Telecom Industries ATEL, S.A.), which was incorporated in 1997 under the Laws of the Republic of Costa Rica; and Sleipner, S. A. which was incorporated in 2003 under the laws of Switzerland and doing business in Milan, Italy.

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

Calypso Wireless’ technology allows you to switch and connect from either a cellular network or a Wireless Local Area Network Access Point (WLAN), seamlessly without the user noticing the change. This means uninterrupted connectivity as you travel in and out of the range of WLAN access points. The use of ASNAP™ (Automatic Switching of Network Access Points) also increases the amount of available wireless bandwidth from the current state of technology of 9.6 kbps to 11 Mbps.

The Company has revised its business model such that it will sell licensing agreements with OEMs and businesses that cater to enterprise companies to license the technology based on our patented ASNAP™ technology (U.S. Patent Number: 6,680,923) and or license the patent rather than become a supplier of cellular and other devices. Calypso Wireless’ mission is to conduct research and develop products which can be licensed to manufacturers, carriers and enterprise companies in the global wireless communications industry. We believe our commercial success depends on identifying broad-based technology solutions for our customers, and ultimately the end user. Our company is distinctive in its focus on creating products which minimize the technological barriers to change and accelerate the communication industry’s operating efficiency.

On October 4, 2005, Calypso acquired Sleipner SA, a leader in advanced wireless telecommunications technology. Sleipner’s COMOB software enables smart phones and wireless PDA (personal digital assistants)/Pocket PCs to switch between GSM or CDMA cellular towers and WiFi (Wireless Fidelity) access points (hot spots). The Sleipner software enhanced and helped implement the Calypso patented ASNAP™ technology that allows the seamless switching between cell towers and various access points. The acquisition was made to expedite the delivery to market of the Calypso ASNAP™ patented technology on the C1250i WiFi-GSM-GPRS (Global System for Mobile Communications/General Packet Radio Service) VoIP ("Voice Over Internet Protocol") smart cellular phone and so that Calypso Wireless can now provide VoIP and IP solutions and application for the enterprise and vertical markets.

On July 22, 2005, Calypso Wireless acquired a 16.8% interest in RV Technology Ltd. (RV Technology). RV Technology is a limited company under the laws of Hong Kong. The company is privately held and Calypso wireless is the third largest shareholder. RV Technology develops and designs WiFi wireless handheld devices such as smart phones and wireless PDA/Pocket PCs for the consumer market.

The Company's Products and Services

Calypso Wireless developed the solution that allows any mobile device to seamlessly roam between cellular networks and wireless local area networks. On January 20, 2004 Calypso received a patent entitled "Communication System and Method." This solution is known by the trademarked acronym ASNAP™ which stands for Automatic Switching of Network Access Points. It is the only technology that spans voice, video and data session transparency across macro-cellular networks and wireless local area networks. The ASNAP™ technology enables seamless session transparency of all sessions, voice/video/data across antennae on dual mode cell phones, WiFi and macro-cellular, as well as across devices-residential, enterprise to macro networks (cellular phones, WiFi enabled PCs/TVs/Stereos, Satellite devices, and wireline devices). Additionally the ASNAP™ patent covers Revenue Settlements with in-building networks to macro-network carriers.

Fixed-mobile convergence (FMC) is a term that has traditionally been used by the telecom industry when discussing the physical integration of wireline and wireless technologies. However, physical integration of networks typically requires expensive carrier network overhauls and replacement of business equipment (i.e. legacy PBXs (Private Branch Exchange) replaced with SIP-based IP PBXs, etc.) Before the networks are to be replaced it must be determined how converged technologies, trends and drivers can be leveraged by the industry to deliver on users needs. Four distinct categorizations of convergence exist- applications convergence, terminal convergence, network convergence, and service-provider convergence. Calypso Wireless has the keys to solving the seamless mobility and WiFi convergence puzzle.

Convergence is multi-dimensional.

Communications services and multiple media will be coming together in the communications and media industries, largely enabled by open applications, ubiquitous and competitive broadband access, IP-based (Internet Protocol based) protocols and Information Technology (IT). These services will be used because they are convenient, cost effective or just compelling. ASNAP™ technology allows for seamless integration to the existing core networks, existing cellular/landline devices, without requiring a carrier forklift to an elusive unified core network. Being able to seamlessly tie together assets from the mobile and fixed networks to reduce costs and enable better applications has been too cost prohibitive for large scale deployments, until recently with Calypso Wireless ASNAP™ technology. Calypso Wireless offers controlled seamless session transparency.

Calypso’s products and services include the Calypso Wireless ASNAP™ PATENT.

The ASNAP™ system implements the Calypso patented ASNAP™ technology that allows the seamless switching between PSTN and VoIP, through the ASNAP™ seamless session control. In addition, the Calypso-Sleipner ASNAP™ MediaGateway/Media Server which is a comprehensive and flexible development environment for business and carrier-grade critical Next Generation Network( NGN) solutions. It is a script driven telephony and VoIP application server. As such, it has its own scripting language built by class extensions from the ASNAP™ Script Interpreter. While the server scripting language can support the creation of complete telephony and VoIP applications, it was designed to be a specific programming language made for the NGN. Further, the IDE/Script Editor an easy to use Integrated Development Environment for Windows. This Editor is specifically designed for ASNAP™ Script and has features for beginners and professional developers.

The supported PSTN Hardware/Protocols are: Multi-ISDN protocol support. T-1 ISDN protocols supported- NI-2, 4ESS, 5ESS, DMS100, DMS250, INS1500, and Q.sig. the E-1 ISDN protocols supported- NET5 and Q.sig. There are many supported IP Hardware/Protocols/Codecs.

ASNAP™ is also able to process or to integrate with external libraries the way traditional languages do and has support for high density applications. Our products have substantial monitoring features.

ASNAP™ comes complete with a library of sample applications on install. VoIP development can be simplified because ASNAP™ provides the tools and solutions that let our customers make the most of VoIP by using the script development tool to build IP telephony applications such as IP-based conferencing, VoIP interactive voice response applications, debit and prepaid calling card applications, or hardware-less telephony based on Host Media Processing technology.

Our PBX Integration allows our customers to connect their legacy PBX system with the Internet world through IP gateways.

Calypso Wireless Professional Services not only designs custom interactive voice response and computer telephony systems, we can assist with implementing our customers own design solution. Our consulting services range from specialized training services, to one-on-one support with our developers to assist our customers in the design, development, and implementation of their custom system.

Industry Background

Calypso Wireless stays in touch with the changes among the various segments of the industry around the world. Seamless switching between cellular and wireless IP networks will allow carriers to free up a broad area of cellular spectrum for data and voice, increasing the availability of bandwidth for other users. ASNAP™ saves money because its application increases efficiency, and accelerates the development of handsets, carrier deployment strategies and the role of VoIP for the ISP providers. This cross-spectrum impact requires an understanding of the industry.

Carriers form the backbone of the wireless industry. Wireless carriers are the most capital vested segment of the industry, having built the first two generations of wireless infrastructure around the world. The carriers have invested heavily in building wide area networks, as well as managing the billing and backend services needed to sell wireless service to mobile phone users. Network operators across the world are currently dealing with a variety of issues including the slowdown of real growth of wireless subscribers, the transition to next-generation wireless voice and data service, the move to generate more revenue from data (ARPU- average revenue per user), and the introduction of more data-centric wireless devices like smart phones and wireless PDA’s. All these category trends, coupled with 20% or higher user churn rates in the U.S. and the introduction of streaming video or other data-rich applications, make the transitions that carriers are willing to embrace sensitive strategies.

The largest wireless carriers in the U.S. include Verizon Wireless, Sprint/Nextel Communications, T-Mobile and Cingular/AT&T. Europe’s main wireless carriers include Vodafone, Orange, KPN, Telefonica Espana and T-Mobile. In Asia, NTT DoCoMo, J-Phone, and KDDI dominate Japan; China Mobile and China Unicom dominate China; Telstra dominates Australia and New Zealand; and SK Telecom and KTF control the South Korean market; and finally, America Movil is in the process of consolidating most of the cellular operations in Latin America.

Wide area networks are essentially the cellular networks maintained by major carriers introduced above. Wireless Internet access over wide-area networks is still slow and conducted mostly through what are currently known as 2G or 2.5G wireless networks. Data speeds are slow (averages run between 20 and 60 Kbps), but coverage is nearly ubiquitous. 3G, or the next generation of wireless wide-area networks promise greater data speeds (up to 384 Kbps) with the same level of nearly flawless coverage as current wireless networks.

In the enterprise segment, WiFi infrastructure is growing rapidly, with centralized WiFi switches the fastest growing segment. WiFi switches by companies such as Airespace (acquired by Cisco), Aruba Wireless, Meru Networks, Trapeze Networks and Symbol provide a better infrastructure for Voice over IP by reducing latency, a users roam across subnets so voice quality is maintained. Centralized WiFi networks are also more scalable which further supports mobile VoIP adoption.

With more than 400 VoIP service providers in North America including small companies as TelVita, pioneers such as Vonage, and large public companies such as Time Warner, there is clearly an oversupply of service providers to subscribers. Innovators like Vonage, BroadVoice and Net2Phone are offering Voice over WiFi (VoWiFi) handsets as a way to differentiate their offerings and encourage more subscriber loyalty. Major advantages of VoWiFi phones are that subscribers can use their phone at home and take it with them to use in any WiFi network, hotspot or hot zone. Business travelers benefit by being able to make low cost Internet calls wherever they go to anywhere in the world and not have to pay for roaming. While many cell phones do not work internationally, business travelers will be able to use their VoWiFi handsets in airports, hotel lobbies, train stations and cafes in all major cities worldwide. There are only a handful of ODM/OEMs today including Net2Phone, Pulver and UTStarcom that have announced VoWiFi handsets.

The next generation of wireless networks is being called 3G or third generation—analog was first, 2G/PCS digital was second. Data will be transmitted faster on 3G (up to 384 Kbps) which will enhance streaming video and other sophisticated requirements. 3G will work on wireless interfaces using UMTS, EDGE, WCDMA and CDMA technologies. The rollout of 3G is proving to be slower, more complicated and more costly than expected, especially in the U.S. While 3G is fairly common in Japan and South Korea, 3G is available on a very minimal basis in select parts of Western Europe and less in the United States. Most wireless carriers are completing the upgrades of their networks in the U.S. to 2.5G, adding packet data service. This GPRS technology has been added to GSM networks making this upgrade another step forward for the industry.

Dual mode devices are beginning to emerge at a rate faster than the deployment of 3G around the world, especially in the U.S. Nearly all major network operators worldwide are deploying WiFi based hotspots and a large number of them such as AT&T (now Cingular), British Telecom, NTT DoCoMo, SBC, Sprint and Verizon are also offering VoIP. Therefore, the ideal mobile device for the established operators will be capable of dual mode voice operation (cellular and VoWiFi). This device will roam seamlessly between cell to cell, and WLAN to WLAN and from cell to WLAN.

Competitors

Calypso's products are based on patented technology (U.S. Patent Number: 6,680,923). Based on this patented technology and our knowledge of wireless products and technology, we are in a favorable position to begin licensing the use of our patented ASNAP™ technology to other original equipment manufacturers (OEM's) that manufacture cellular phones, WLAN access points, laptops computers, personal computers, personal digital assistants (PDA's), network servers, call-control media gateways, telecommunication equipment, and microprocessors.

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

Employees

In conjunction with its direction towards licensing its technology, the Company has reduced its operating costs by reducing the number of employees to approximately 15 employees. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company's corporate office and its research and development department are located in a leased facility in Miami Lakes, Floridan and Akron, Ohio. At this location, the Company leases approximately 4,450 square feet of office space. The company's current annual rent under this lease is approximately $64,000. The lease for the facility in Akron Ohio is in the process of being terminated.

ITEM 3. LEGAL PROCEEDING

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

On April 1, 2005, the Company terminated the services of the law firm of Sears & Crawford. They sought arbitration to recover legal fees that were challenged by Calypso. On January 13, 2006, the case was settled for the amount of $50,000 and 450,000 shares of Calypso common stock. The funds were transferred and the stock was issued a few days after the deadline included in the settlement without the required request for an extension. As a result, Sears & Crawford obtained a summary judgment for an additional $129,000 due to the late payment. Calypso has agreed to pay $60,000 and issue another 250,000 shares to the law firm to satisfy this judgment.

On April 25, 2005 a lawsuit filed by Calypso consultant Doug Sanders has been amicably settled in a manner that serves the mutual benefit of the company and Mr. Sanders.

On October 6, 2005, Robert Leon, the Company's former Chief Technology Officer, commenced an action against the Company seeking additional compensation and reimbursement of certain expenses. This matter has been amicably settled in a manner that serves the mutual benefit of both parties.

On November 5, 2004, Drago Daic d/b/a Tribeca Inc, filed a lawsuit against the Company, which is pending in Houston Texas, alleging that the Company delivered restricted shares rather than registered shares in a stock purchase; that he was assigned an interest in a lawsuit and the Company refused to acknowledge his interest; that he was hired to assist in obtaining the patent in exchange for 4,500,000 shares and an amount of $10,000,000. The Company disputes the claims; has never issued any shares to Mr. Drago, is not pursing litigation against anyone, never signed a contract for assistance with the patent and has used its attorneys Malloy & Malloy to obtain such patent. The Company believes that it has fully complied with all of its obligations; however the outcome of this case is uncertain.

On March 3, 2006, Canal Place Ltd. commenced an action against the Company seeking unpaid rent for the term of the lease in Akron, Ohio in the amount of $27,755.56. The Company is in the process of attempting to settle this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended December 31, 2005, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
The Company's common stock is traded on the Pinksheets under the symbol "CLYW", The Company's authorized capital stock consists of 200,000,000 shares of common stock, $.001 par value, of which 138,749,638 shares were issued and outstanding as of December 31, 2005.

	High	Low

Year Ended December 31, 2005
Quarter ended December 31, 2005	$0.75	$0.30
Quarter ended September 30, 2005	1.12	0.77
Quarter ended June 30, 2005	1.99	0.94
Quarter ended March 31, 2005	1.26	1.05

Year Ended December 31, 2004
Quarter ended December 31, 2004	$1.26	$0.70
Quarter ended September 30, 2004	1.84	0.77
Quarter ended June 30, 2004	3.99	1.94
Quarter ended March 31, 2004	5.26	1.05

(b) As of December 31, 2005, there were approximately 1,617 holders of record of the Company's common stock. The number of stockholders of record does not necessarily reflect the number of beneficial owners of the Company's common stock; however, because many beneficial owners may hold shares through nominee holders, such as brokerage firms which, in turn hold through the nominee of a securities clearing organization, such as The Depository Trust Company. Thus, a single stockholder of record may represent numerous beneficial owners.

(c) The Company has never paid any cash dividends in the past and anticipates that for the foreseeable future all earnings, if any, will be retained to finance growth and to meet working capital requirements.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to equity compensation plans under which our common stock is authorized for issuance as of December 31, 2005.

	Number of securities	Weighted average	Number of securities remaining
	to be issued upon	exercise price	available for future issuance
	exercise of outstanding	of outstanding	under equity compensation plans (excluding
Plan category	options, warrants and rights	options, warrants and rights	securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	0	0	0
Equity compensation plans
not approved by security holders	90,000	N/A	0
Total	90,000	N/A	0

Warrants

Calypso has agreed to grant approximately 390,000 warrants to D. E. Wine Investments, Inc. pursuant to the investment banking agreement between the Company and D. E. Wine. The warrant is a seven-year warrant to purchase common stock of the Company at an exercise price per share equal to the price paid per share for each Security equaling 10% of the financing total in public or private placements.

Recent Sales of Unregistered Securities

During the past three years, the Company issued unregistered shares as set forth below:

Date of Issuance	Name	No. of Shares	Consideration	Exemption
02/05/03	Winfried Fields	200,000	Consulting Services Valued at $200,000	Section 4(2)
03/05/03	D.E. Wine	10,000	Brokerage Commission valued at $10,000	Section 4(2)
04/05/03	Daniel Dror, II	100,000	Consulting Services Valued at $100,000	Section 4(2)
06/01/03	Doug Sanders	50,000	Consulting Services Valued at $50,000	Section 4(2)
06/01/03	Jukka Tolonen	60,000	Consulting Services Valued at $60,000	Section 4(2)
06/01/03	Medridian Advisors Inc.	90,000	Consulting Services Valued at $90,000	Section 4(2)
06/01/03	Merrill-Zurich, Inc.	30,000	Consulting Services Valued at $30,000	Section 4(2)
06/01/03	Tribeca	200,000	Consulting Services Valued at $200,000	Section 4(2)
07/01/03	Luis E. Pallais	450,000	Consulting Services Valued at $517,500	Section 4(2)
07/01/03	Javier E. Sarria Abaunza	475,000	Consulting Services Valued at $546,500	Section 4(2)
07/01/03	Feeling Productions	100,000	Consulting Services Valued at $115,000	Section 4(2)
07/03/03	Ricardo Esquivel	50,000	Consulting Services Valued at $62,000	Section 4(2)
07/21/03	Ricardo Esquivel	150,000	Consulting Services Valued at $277,500	Section 4(2)
07/23/03	Strategic Financial Investments	200,000	Consulting Services Valued at $300,000	Section 4(2)
07/25/03	Ricardo Gaspar	140,000	Consulting Services Valued at $193,200	Section 4(2)
08/21/03	Ricardo Esquivel	150,000	Consulting Services Valued at $207,000	Section 4(2)
10/30/03	Marker Venture, Inc.	2,394,820	Conversion of $981,877 debt into equity	Section 4(2)
11/06/03	Ugam Holdings Ltd.	498,753	Private Placement valued at $290,000	Section 4(2)
11/07/03	Ugam Holdings Ltd.	611,111	Private Placement valued at $250,000	Section 4(2)
11/18/03	Clyde Stephan Byed/Marietta L. Dar	10,000	Private Placement valued at $5,000	Section 4(2)
11/18/03	Hilt & Associates	10,000	Private Placement valued at $5,000	Section 4(2)
11/18/03	Jerry L. Kordula	30,000	Private Placement valued at $15,000	Section 4(2)
11/18/03	Kathrina C. Decas	40,000	Private Placement valued at $20,000	Section 4(2)
11/18/03	L. Scott Frazier/Alice W. Frazier	30,000	Private Placement valued at $15,000	Section 4(2)
11/18/03	S.J. Alianell Family LP	60,000	Private Placement valued at $30,000	Section 4(2)
11/20/03	Ugam Holdings Ltd.	488,889	Private Placement valued at $110,000	Section 4(2)
11/21/03	Boris L. Payan	100,000	Private Placement valued at $52,000	Section 4(2)
11/21/03	David S. Holland SR	100,000	Private Placement valued at $50,000	Section 4(2)
11/21/03	McShane Family LP	10,000	Private Placement valued at $5,000	Section 4(2)
11/21/03	McShane Family LP	50,000	Private Placement valued at $25,000	Section 4(2)
11/21/03	San Augustine Clinic Integrated	20,000	Private Placement valued at $10,000	Section 4(2)
11/21/03	Trent Lonie	146,000	Private Placement valued at $73,000	Section 4(2)
11/24/03	Craig A. Muhl	20,000	Private Placement valued at $10,000	Section 4(2)
11/24/03	John E. Madden	30,000	Private Placement valued at $15,000	Section 4(2)
11/24/03	Lynne A. Simpson	40,000	Private Placement valued at $20,000	Section 4(2)
11/24/03	Thomas A. Sprung	20,000	Private Placement valued at $10,000	Section 4(2)
11/25/03	David C. Namkung	40,000	Private Placement valued at $20,000	Section 4(2)
11/25/03	Ray Smith	20,000	Private Placement valued at $10,000	Section 4(2)
11/25/03	Shah Enginerring Inc. Pension Plan	100,000	Private Placement valued at $50,000	Section 4(2)
11/26/03	BLF Partners, LTD	25,000	Private Placement valued at $12,500	Section 4(2)
11/26/03	Robert Kelly Boze	20,000	Private Placement valued at $10,000	Section 4(2)
12/02/03	Ecal Patners, LTD	20,000	Private Placement valued at $10,000	Section 4(2)
12/02/03	Engene Cloud	40,000	Private Placement valued at $20,000	Section 4(2)
12/02/03	Jack W. Kraiger	28,000	Private Placement valued at $14,000	Section 4(2)
12/02/03	Jack W. Kraiger	12,000	Private Placement valued at $6,000	Section 4(2)
12/02/03	Keith James Morrison	71,660	Private Placement valued at $35,830	Section 4(2)
12/02/03	Mark A. Frevert	200,000	Private Placement valued at $100,000	Section 4(2)
12/03/03	John J. Vandeberghe	200,000	Private Placement valued at $100,000	Section 4(2)
12/03/03	John L. Vandeberghe	200,000	Private Placement valued at $100,000	Section 4(2)
12/04/03	Bailey Campbell	70,000	Private Placement valued at $35,000	Section 4(2)
12/05/03	Arthur G. Smith	10,000	Private Placement valued at $5,000	Section 4(2)
12/08/03	Don E. Vogler	10,000	Private Placement valued at $5,000	Section 4(2)
12/10/03	Jefrey J. Paul	40,000	Private Placement valued at $20,000	Section 4(2)
12/10/03	Roscoe Lee/Tuie G. L.	20,000	Private Placement valued at $10,000	Section 4(2)
12/10/03	The Hawkers/Ligerman Pierce	30,000	Private Placement valued at $15,000	Section 4(2)
12/18/03	John Vandeberghe	100,000	Private Placement valued at $50,000	Section 4(2)
12/18/03	John Vandeberghe	50,000	Private Placement valued at $25,000	Section 4(2)
12/18/03	Cacovisa	625,440	Private Placement valued at $312,720	Section 4(2)
01/21/04	Osvaldo Halpen	10,000	Private Placement valued at $5,000	Section 4(2)
01/21/04	Steven Muhl	10,000	Private Placement valued at $5,000	Section 4(2)
01/23/04	Kevin Owalley	40,000	Private Placement valued at $20,000	Section 4(2)
01/27/04	Larry Ahlhorn	10,000	Private Placement valued at $5,000	Section 4(2)
01/27/04	Osvaldo Halpen	10,000	Private Placement valued at $5,000	Section 4(2)
01/27/04	William Lipsky	10,000	Private Placement valued at $5,000	Section 4(2)
01/28/04	Jorge Alvarez	40,000	Private Placement valued at $20,000	Section 4(2)
01/30/04	Keith Henderson	13,000	Private Placement valued at $6,500	Section 4(2)
01/31/04	D. E. Wine Investments	2,097	Brokerage Commission Valued at $2,097	Section 4(2)
02/13/04	Payan Zuzette & Boris Payan	26,000	Private Placement valued at $13,000	Section 4(2)
02/18/04	Osvaldo Halpen	40,000	Private Placement valued at $20,000	Section 4(2)
02/18/04	Kim Eun Sook	20,000	Private Placement valued at $10,000	Section 4(2)
02/20/04	Kim Sung	80,000	Private Placement valued at $40,000	Section 4(2)
02/25/04	William Eilers	20,000	Private Placement valued at $10,000	Section 4(2)
02/25/04	Kim Deborah	200,000	Private Placement valued at $100,000	Section 4(2)
02/26/04	Kim Eun Sook	40,000	Private Placement valued at $20,000	Section 4(2)
02/27/04	Boze Kelly	20,000	Private Placement valued at $10,000	Section 4(2)
02/27/04	Robert Cooper	25,000	Private Placement valued at $12,500	Section 4(2)
02/27/04	Dimitrios Mantzoros	10,000	Private Placement valued at $5,000	Section 4(2)
02/27/04	Moshane Family LP	25,000	Private Placement valued at $12,500	Section 4(2)
02/27/04	BLF Partnership	70,000	Private Placement valued at $35,000	Section 4(2)
02/29/04	D. E. Wine Investments	8,145	Brokerage Commission Valued at $9.660	Section 4(2)
03/01/04	A H Investments	30,000	Private Placement valued at $15,000	Section 4(2)
03/01/04	Susan Namkung / Robert Torch	20,000	Private Placement valued at $10,000	Section 4(2)
03/01/04	Neil J. Kinch	120,000	Private Placement valued at $60,000	Section 4(2)
03/01/04	David Orr	20,000	Private Placement valued at $10,000	Section 4(2)
03/02/04	Jorge Alvarez	20,000	Private Placement valued at $10,000	Section 4(2)
03/02/04	Browing Williams	10,000	Private Placement valued at $5,000	Section 4(2)
03/02/04	Clyde Byrd	30,000	Private Placement valued at $15,000	Section 4(2)
03/02/04	William Eilers	10,000	Private Placement valued at $5,000	Section 4(2)
03/02/04	Frank/ Judie Kiovenski	10,000	Private Placement valued at $5,000	Section 4(2)
03/02/04	Namkung Yen	10,000	Private Placement valued at $5,000	Section 4(2)
03/02/04	Jerry Schultea	20,000	Private Placement valued at $10,000	Section 4(2)
03/02/04	Philip R. Walters	40,000	Private Placement valued at $20,000	Section 4(2)
03/03/04	21st Century Management	24,000	Brokerage Commissions Valued at $20,870	Section 4(2)
03/03/04	Frazier L.Scott	160,000	Private Placement valued at $80,000	Section 4(2)
03/03/04	Kim Eun Sook	40,000	Private Placement valued at $20,000	Section 4(2)
03/03/04	Kim Young J.	300,000	Private Placement valued at $150,000	Section 4(2)
03/03/04	Namkung Pamona	20,000	Private Placement valued at $10,000	Section 4(2)
03/03/04	Mark Schluter	40,000	Private Placement valued at $20,000	Section 4(2)
03/04/04	Deborah Kim	120,000	Private Placement valued at $60,000	Section 4(2)
03/04/04	Ricky Moshane	10,000	Private Placement valued at $5,000	Section 4(2)
03/05/04	Philip J. Kochman	20,000	Private Placement valued at $10,000	Section 4(2)
03/05/04	Namkung Yen	30,000	Private Placement valued at $15,000	Section 4(2)
03/05/04	Stephenson Dennis Brian	10,000	Private Placement valued at $5,000	Section 4(2)
03/11/04	Ugam Holdings	500,000	Private Placement valued at $500,000	Section 4(2)
03/12/04	Jonathan E. Parker	20,000	Private Placement valued at $10,000	Section 4(2)
03/23/04	21st Century Management	25,000	Brokerage Commissions Valued at $28,750	Section 4(2)
03/24/04	Robert & Helen Fry	30,000	Private Placement valued at $15,000	Section 4(2)
03/31/04	D. E. Wine Investments	17,100	Brokerage Commissions Valued at $14,870	Section 4(2)
04/15/04	Angel Higueras	5,000	Consulting Services Valued at $17,500	Section 4(2)
06/03/04	Ugam Holdings	588,235	Private Placement valued at $500,000	Section 4(2)
12/31/04	Fernando Salvador	20,000	Consulting Services Valued at $23,000	Section 4(2)
12/31/04	Fernando Salvador	15,000	Consulting Services Valued at $17,250	Section 4(2)
12/31/04	21st Century Management	125,000	Brokerage Commissions Valued at $143,759	Section 4(2)
12/31/04	21st Century Management	123,619	Brokerage Commissions Valued at $142,162	Section 4(2)
12/31/04	Ana Karina Baldizon	100,000	Consulting Services Valued at $115,000	Section 4(2)
12/31/04	Mario Delgado	35,000	Consulting Services Valued at $40,250	Section 4(2)
12/31/04	Fast Automotive System Technology	100,000	Consulting Services Valued at $115,000	Section 4(2)
12/31/04	Alavesa Holding	100,000	Consulting Services Valued at $115,000	Section 4(2)
12/31/04	Polo Melendez	100,000	Consulting Services Valued at $115,000	Section 4(2)
12/31/04	Joseph Moncada	100,000	Consulting Services Valued at $115,000	Section 4(2)
12/31/04	Antonio Roca	100,000	Consulting Services Valued at $115,000	Section 4(2)
12/31/04	Oscar Rosales	5,000	Consulting Services Valued at $5,750	Section 4(2)
12/31/04	Fernando Salvador	10,000	Consulting Services Valued at $11,500	Section 4(2)
12/31/04	Alfredo Sarrazin	75,000	Consulting Services Valued at $86,250	Section 4(2)
12/31/04	George Schilling	100,000	Officer Services Valued at $115,000	Section 4(2)
12/31/04	Daniel Sequiera	75,000	Officer Services Valued at $86,250	Section 4(2)
12/31/04	Marco D. Sujo	75,000	Officer Services Valued at $86,250	Section 4(2)
12/03/04	D.E. Wine Investments	57,684	Brokerage Commission Valued at $50,185	Section 4(2)
12/30/04	Patrica Falcome	50,000	Private Placement valued at $20,000	Section 4(2)
12/31/04	World Trading Development Corp.	857,142	Debt Conversion of $300,000	Section 4(2)
12/31/04	Lissette Mendoza	30,000	Employee Services Valued at $34,500	Section 4(2)
12/31/04	Donald Osomo	15,000	Employee Services Valued at $17,250	Section 4(2)
12/31/04	Alicia Arguello	15,000	Consulting Services Valued at $17,250	Section 4(2)
12/31/04	Mario Delgado	60,000	Consulting Services Valued at $52,180	Section 4(2)
12/31/04	Alexander Lizano Villegas	25,000	Employee Services Valued at $28,750	Section 4(2)
12/31/04	Mario Delgade	200,000	Consulting Services Valued at $115,000	Section 4(2)
12/31/04	Winfred Fields	30,000	Consulting Services Valued at $34,500	Section 4(2)
12/31/04	Fernando Salvador	20,000	Consulting Services Valued at $23,000	Section 4(2)
12/31/04	David Davila	60,000	Officer Services Valued at $69,000	Section 4(2)
01/05/05	Chandra Shekar M. Lodha	139,359	Brokerage Commission Valued at 122,636	Section 4(2)
01/10/05	Andreas C. Wegener	100,000	Private Placement Cash $40,000	Section 4(2)
01/24/05	Ugam Holdings Ltd.	2,500,000	Private Placement Cash $500,000	Section 4(2)
01/31/05	Young Kim	150,000	Private Placement Cash $52,500	Section 4(2)
02/07/05	Deborah Kim	150,000	Private Placement Cash $52,500	Section 4(2)
02/14/05	Antonio Valdes Roca	225,000	Legal Services Valued at $198,000	Section 4(2)
03/21/05	George Schilling	50,000	Officer Compensation Valued at $49,500	Section 4(2)
03/31/05	Chandra Shekar M. Lodha	125,000	Brokerage Commission Valued at $116,250	Section 4(2)
04/15/05	Mario Delgado	50,000	Consulting Services Valued at $50,000	Section 4(2)
04/19/05	Ugam Holdings Ltd.	2,500,000	Privatge Placement Cash $500,000	Section 4(2)
05/05/05	David Davila	60,000	Officer Compensation Valued at $78,000	Section 4(2)
05/05/05	Mario Delgado	110,000	Consulting Services Valued at $143,000	Section 4(2)
05/05/05	Fernando Salvador	40,000	Consulting Services Valued at $52,000	Section 4(2)
05/10/05	Doug Sanders	50,000	Private Placement Cash $25,000	Section 4(2)
05/27/05	Fernando Salvador	15.000	Consulting Services Valued at $18,300	Section 4(2)
07/10/05	Tourism Investments Holdings Inc.	2,000,000	Private Placement Cash $400,000	Section 4(2)
07/21/05	Ricardo Esquivel	100,000	Consulting Services Valued at $185,000	Section 4(2)
08/10/05	Logistic Special Investments	2,500,000	Private Placement Cash $500,000	Section 4(2)
08/10/05	World Assets Development Corp.	2,500,000	Private Placement Cash $500,000	Section 4(2)
08/12/05	1010 Limited	140,351	Acquisition RV Technology Valued at $133,333	Section 4(2)
08/12/05	Argo II LP	35,773	Acquisition RV Technology Valued at $33,984	Section 4(2)
08/12/05	Argo IV LP	224	Acquisition RV Technology Valued at $213	Section 4(2)
08/12/05	Argo V LP	132	Acquisition RV Technology Valued at $125	Section 4(2)
08/12/05	Henry Huntly Haight	99,997	Acquisition RV Technology Valued at $94,997	Section 4(2)
08/12/05	Desmond Ting Han Hsiung	64,647	Acquisition RV Technology Valued at $61,415	Section 4(2)
08/12/05	Ming Yan Leung	188,180	Acquisition RV Technology at $178,711	Section 4(2)
08/12/05	Raymond Lo Shui Ling	176	Acquisition RV Technology at $167	Section 4(2)
08/12/05	Shuyi Mo	99,997	Acquisition RV Technology at $94,997	Section 4(2)
08/12/05	Sik Tuen Pong	340,548	Acquisition RV Technology at $323,521	Section 4(2)
08/12/05	Daniel Mak Tsun Wah	29,975	Acquisition RV Technology at $28,476	Section 4(2)
08/12/05	Link Systems Group	3,250,000	Private Placement Cash $650,000	Section 4(2)
09/01/05	Fernando Salvador	90,000	Consulting Services Valued at $66,600	Section 4(2)
09/01/05	Alfredo J. Sarrazin	300,000	Employee Compensation Valued at $222,000	Section 4(2)
09/01/05	March D. Sujo	300,000	Employee Compensation Valued at $222,000	Section 4(2)
09/02/05	David Davila	90,000	Officer Compensation Valued at $70,200	Section 4(2)
09/05/05	Alavesa Holdings	115,000	Consulting Services Valued at $89,700	Section 4(2)
09/05/05	Julieta Moran	50,000	Director Compensation Valued at $39,000	Section 4(2)
09/10/05	Cristian C. Turrini	30,000	Employee Compensation Valued at $22,500	Section 4(2)
09/14/05	Akshay Sharma	200,000	Employee Compensation Valued at $150,000	Section 4(2)
11/01/05	Marco D. Sujo	75,000	Employee Compensation Valued at $54,750	Section 4(2)
11/01/05	Nancy Saldarriaga Coronel	40,000	Grant to Widow Valued at $29,200	Section 4(2)
12/01/05	Massimo Plateo	675,000	Acquisition of Sleipner Valued at $526,500	Section 4(2)
12/09/05	Alessandro Valenti	675,000	Acquisition of Sleipner Valued at $526,500	Section 4(2)
12/09/05	Francesco Cafiero	75,000	Acquisition of Sleipner Valued at $58,500	Section 4(2)
12/09/05	Bruno Motta	75,000	Acquisition of Sleipner Valued at $58,500	Section 4(2)
12/09/05	Tourism Investments Holdings Inc.	3,500,000	Private Placement Cash $700,000	Section 4(2)

The issuances of the restricted stock in connection with the Company's acquisitions of RV Technology and Sleipner were made in reliance upon Section 4(2) of the Act. The issuances of shares as compensation for consulting, employee, officer and director services as for broker commissions were also made in reliance upon Section 4(2) of the Act. The offering and sale of shares to accredited investors for cash consideration in connection with private placements were made in reliance upon Section 4(2) of the Act. No advertising or general solicitation was employed in connection with private placement.

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

Plan of Operation

As noted above, the Company has spent millions researching and developing a now patented technology. Calypso Wireless’ technology allows you to switch and connect from either a cellular network or a Wireless Local Area Network Access Point (WLAN), seamlessly without the user noticing the change. This means uninterrupted connectivity as you travel in and out of the range of WLAN access points. The use of ASNAP™ (Automatic Switching of Network Access Points) also increases the amount of available wireless bandwidth from the current state of technology of 9.6 kbps to 11 Mbps.

A part of its original business model was to manufacture and become a supplier of cellular devices. To that end, it expended funds to purchase equipment to be used in the manufacturing of the phones and entered into the beginnings of the design phase with RV Technology. During 2006, the Management of Calypso, began an in-depth review of the business model and decided to redirect our focus from becoming a supplier of cellular broadband real time video phones, and other wireless devices because we faced substantial competition in the wireless device market from a variety of companies and technologies, some of which are larger, have longer operating histories, have substantially greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships in the industry than we have. Consequently, these competitors can devote greater resources to the development, promotion, sale and support of their products. The cost to achieve the quality of this type of product desired would have been a continuing drain on company resources and probably too late for the advantage we would have had with the market.

The Company has revised its business model such that it will sell licensing agreements with OEMs and businesses that cater to enterprise companies to license the technology based on our patented ASNAP™ technology (U.S. Patent Number: 6,680,923) and or license the patent rather than become a supplier of cellular and other devices. Calypso Wireless’ mission is to conduct research and develop products which can be licensed to manufacturers, carriers and enterprise companies in the global wireless communications industry. We believe our commercial success depends on identifying broad-based technology solutions for our customers, and ultimately the end user.

Our technology was further advanced through the acquisition of Sleipner S. A. Sleipner builds advanced IP-based communications systems and software platforms enabling comprehensive network-telephony solutions and innovative data converged services for enterprise and consumer customers. Sleipner's VoIP and IP solutions and applications are designed on CoMEDIA, the first complete family of SIP-based solutions offered to the market. Service providers and enterprises can build their own SIP applications using Sleipner technology to fit their unique voice needs and compared with circuit-based deployments, VoIP implementations are completed faster with fewer difficulties. Sleipner's COMOB software enables smart phones and wireless PDA/Pocket PCs to switch between GSM or CDMA cellular towers and Wi-Fi access points known as hotspots. The European mobile market has a base of over 342 million subscribers and is continuing to grow rapidly. The Company believes that with its patented ASNAP™ technology, European mobile carriers should be able to expand their customer base, reduce costs of additional frequency spectrum and infrastructure, and increase revenues by offloading capacity to the Wireless Local Area Networks and IP Networks with new services featuring our WiFi-GSM-GPRS VoIP cellular phone.

Our company is distinctive in its focus on creating products which minimize the technological barriers to change and accelerate the communication industry’s operating efficiency. Calypso’s products and services include the Calypso Wireless ASNAP™ PATENT. The ASNAP™ system implements the Calypso patented ASNAP™ technology that allows the seamless switching between PSTN and VoIP, through the ASNAP™ seamless session control. In addition, the Calypso-Sleipner ASNAP™ MediaGateway/Media Server which is a comprehensive and flexible development environment for business and carrier-grade critical Next Generation Network( NGN) solutions. It is a script driven telephony and VoIP application server. As such, it has its own scripting language built by class extensions from the ASNAP™ Script Interpreter. While the server scripting language can support the creation of complete telephony and VoIP applications, it was designed to be a specific programming language made for the NGN. Further, the IDE/Script Editor an easy to use Integrated Development Environment for Windows. This Editor is specifically designed for ASNAP™ Script and has features for beginners and professional developers.

Our current products and services are more fully described above under Products and Services.

Calypso Wireless will continue research and development for future growth. 3GPP IMS IP Multimedia Subsystem Service Convergence is a new way to communicate and access communications and content. It is presence based, location and visual communications with push-to-talk, -view, -share, and –access relevant media. This provides enriched communication between users and applications- take your office with you, mobilizing the enterprise, have your media at hand, be always best connected and have broadband everywhere. 3GPP IMS is based on SIP (session initiation protocol). The SIP protocol was originally defined by the IETF and then adopted for mobile networks by 3GPP and 3GPP2. SIP is typically used for VoIP (Voice over Internet Protocol) Session control and would be the basis for VoIP networks; however 3GPP IMS-based architectures suffer from requiring a carrier network to upgrade to newer equipment. Calypso Wireless ASNAP™ technology allows for seamless integration to the existing core networks, the existing cellular/landline devices, without requiring a carrier forklift to an elusive unified core network.

Examples of future converged applications that can arise from the Calypso Wireless ASNAP™ patented technologies, using technologies from Calypso wireless and potential OEMs include:

- Presence and Location-based Applications
- Seamless video Session Continuity
- Seamless Music Session continuity
- Seamless Video Gaming Session Continuity
- Federated Identity Management

MVNE/MVNO Revenue Settlements and Convergence with Seamless Session Continuity

In conjunction with its direction towards licensing its technology, the Company has reduced its operating costs by reducing the number of employees to approximately 10 employees. We have not experienced any work stoppages and consider our relations with our employees to be good.

Liquidity and Capital Resources

At December 31, 2005, we had a working capital deficit of $716, 527 compared to a working capital deficit of $2,505,166 at December 31, 2004. The Company's negative working capital is partially due the cash used to purchase RV Technology. In 2004, the working capital deficit was greater due to the restatement related to accruing liabilities for the issuance of stock to non-employees for non-cash compensation. The Company issued stock as compensation to preserve its cash. During 2005, the Company raised $3,920,000 in private placement offerings.

The Company requires approximately $5 million to fund its annual operating budget for 2006. These funds will be used for development of additional products, marketing the products, obtaining additional patents and normal business operations.

We have historically sustained our operations and funded our capital requirements with the funds received from the sale of our common stock. To date, the Company's has received over $15.5 million from its financing activities and has issued shares valued at approximately $11.5 million for services provided to the Company.

The Company is currently negotiating a Private Placement Memorandum to raise additional funds. Further, the Board of Directors has given its consent to a group of investors that are planning to acquire a majority interest in Calypso shares through private transactions. These private transactions, if consummated, would result in a change in control with a new Board of Directors and new management. These investors are planning to invest additional working capital resources in the Company. However, there can be no assurance that these individual purchase transactions will be finalized. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

We have not included continued operational funding for Sleipner in our cash requirements. The share Purchase Agreement makes reference to a Collaboration Agreement which was signed with Drs. Massimo Plateo, Alessandro Valenti, Francesco Cafiero, Bruno Motta (the Collaborators). Pursuant to the Collaboration Agreement, the Collaborators were required to devote their time, attention, energy and skills to the faithful and diligent performance of their duties, including, without limitation, traveling as reasonably requested by Calypso and consistent with past practice. Except as otherwise agreed between Calypso and Collaborators, from time to time Collaborators agreed to devote all of their business time, attention, skill, and efforts to the performance of their services and responsibilities on behalf of Calypso. Under the Collaboration Agreement, Calypso agreed to fund the operations of the Company for the duration of the two year initial term in an amount of US$77,000,00 (seventy-seven thousand) per month to cover costs relating to ordinary administration of Sleipner S.A. in a manner consistent with past practice with certain other requirements and reductions for commission. Calypso, funded the operations fund for two months. Because appropriate accounting records for the expenditures from this fund were not provided to Calypso’s Chief Financial Officer and funding was discontinued. Calypso is continuing to review whether the Collaborators met the terms of the service description in the Collaboration Agreement. During 2006, Calypso Wireless has merged most of the operations of Sleipner into Calypso and Mr. Alessandro Valenti has joined Calypso as the Vice President of Research and Development.

We have not included funding for future purchases of RV Technology stock to increase our equity interest in our capital requirements. Our Board has decided against further investment in RV Technology at this time and we are not pursuing further design and production activities.

Results of Operations - Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Revenues

The Company did not generate any revenue related to the sale of its products during the years 2005 and 2004. The Company received two purchase orders for the C1250i dual mode cellular phone, from Inversion CCS and Serinova during 2005. Delivery against these purchase orders will not be made in light of the Company’s change in business model which does not include production or deliver of phones. In addition, these purchase orders required lines of credit which neither company was able to obtain.

Operating Expenses

During 2005, the Company incurred operating expenses of $10,715,246 compared to $10,950,630, as restated, during 2004. Our operating expenses decreased by $467,271. This decrease is the result of a net reduction of impairment expense, an increase in expense for research and development, a deduction in expense for stock-based compensation and an increase in salaries. The 2004 impairment expense of $3,446,411 was due to the write-down of equipment. In 2005, the impairment expense of $1,949,999 was due to the write-down of the value of the RV Technology investment. RV Technology's unaudited financial statements have substantial negative retained earnings which has increased due to losses in the first quarter of 2006. The Company has not obtained audited information from RV Technology and has recorded an impairment charge.

Net Loss and Loss Per Share

The Company had a net loss of $10,715,246 for the year ended December 31, 2005, compared to a restated net loss of $10,950,630 in 2004. The net loss decreased by $235,384. the decrease was due to the reasons set forth under Operating Expenses above. The Company's net loss per share for 2005 and 2004, as restated, were $0.09 and $0.10, respectively.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements for the fiscal year ending December 31, 2005.

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

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

Our accounting policies are more fully described in note 1 to the notes to consolidated financial statements, contained in this Form 10-KSB. We have identified certain critical accounting policies that are described below.

Software development costs represent capitalized costs incurred in the development of the cellular phones and telecommunications infrastructure software. The Company began capitalizing these costs once technological feasibility had been established during the first quarter of 1999. All costs incurred prior to establishment of technological feasibility were expensed as research and development expenses. The Company established a policy to amortize the capitalized software and development costs over a three-year period beginning January 2004 and filed restated financial statements to reflect this change. The 2004 amortization amounted to $1,552,698. Effective January 1, 2005, all costs associated with the development of the phones, which were completed in early 2005, were expensed as incurred. Management concluded that the Company's annual report for the year ended December 31, 2004 and the quarterly report for the period ended March 31, 2005 should be restated. Such restatements were subsequently made and amended reports were filed.

Certain stock had been issued in 2005, which related to consulting agreements previously entered into by the Company. The Company entered into various consulting agreements with individuals for services to be provided and with consideration to be paid in shares of common stock of the Company. Pursuant to EITF 96-18, "Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services", the value of the share consideration should have been recorded as of the date the service agreements were entered into because the shares were fully vested and nonforfeitable. Management of the Company concluded on April 17, 2005 that the Company's consolidated financial statements contained in the Company's Form 10-KSB's for the years ended 2004 and 2003 would require restatement. On September 7, 2005, management was able to determine the proper treatment for recording these particular transactions as costs at the date at which a commitment for performance by the counterparty to earn the equity instruments was reached and the valuation of the liability would be based on the stock price on dates of said contracts. The cost has been amortized over the life of the contracts. All other stock-based transactions were fully expensed for all prior financial reporting periods. Management concluded that the Company's annual reports on Form 10-KSB for the years ended December 31, 2004 and 2003, and the Company's quarterly report for the period ended March 31, 2005 should be restated and the financial statements and the amended consolidated financial statements for the aforementioned periods were subsequently filed. The Company has been notified of an SEC investigation relating to the consulting agreements. We are providing the requested information and will continue to fully comply with all future requests. The Company believes the failure to initially report these consulting agreements and the resulting restatement was caused by a misunderstanding and misinterpretation of the accounting requirements and as a result of deficiencies in disclosure controls. In an attempt to correct this deficiency, the Company has hired a new CFO and has retained an accounting consultants, both of whom are certified public accountants.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Internal Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 on January 1, 2006. Any impact on the Company's consolidated results of operations and earnings (loss) per share will be dependent on the amount of any accounting changes or corrections of errors whenever recognized.

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

Purchase Business Combinations

The Company acquired the 16.8% interest in RV Tech by paying $1,000,000 in cash ($666,666 in working capital to RV Tech and $333,334 to the shareholders of RV Tech) and issuing 1,000,000 shares of the Company's restricted common stock. This acquisition is being accounted for under the cost method. Calypso Wireless acquired the outstanding shares of Sleipner S. A. for 1,500,000 shares of restricted common stock. The shares were issued to the Sleipner shareholders in December, 2005. Its financial information is included in the consolidated financial statements for Calypso Wireless, Inc.

The Registrant's audited financial statements for the fiscal years ended December 31, 2005 and 2004 are attached to this annual report on Form 10-KSB.

Consolidated Financial Statements for the Fiscal Year ended December 31, 2005 and 2004

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

Reference is made to the Company's Form 8-K filed on September 21, 2005 with disclosure under Item 4.01.

ITEM 8A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures.

The Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon this evaluation of the Registrant’s controls and procedures, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

The Company’s Chief Executive Officer and Chief Financial Officer, who joined the Company in August and September 2005, respectively, have begun carrying out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon the steps outlined in the preceding paragraph, our new Chief Executive Officer and new Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2005 and the restatements to the financial statements for the 2003 and 2004 fiscal years are reflected in this filing. Further, as new procedures and controls are implemented, with the intent of improving our disclosure of material information relating to us and our consolidated subsidiary, such disclosure will be made known in a timely manner as required to include such information in the Company's periodic filings with the Securities and Exchange Commission.

Internal controls over financial reporting.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A) Back to Table of Contents

At present, the Company has three executive officers and two directors. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Positions
Antonio Zapata	47	Chairman of the Board
Julietta Moran	60	Director
David Davila	38	Chief Executive Officer and President
Cheryl L. Dotson	51	Chief Financial Officer
Akshay Sharma	39	Chief Technical Officer

Antonio Zapata - Director. Mr. Zapata has been a director of the Company since January 2005. He has been a consultant in the chemical and industrial field. He received a chemical engineering degree from UNI University.

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

Cheryl L. Dotson - CFO. Ms. Dotson has had a successful career in executive and senior management and management. She has been listed in Who’s Who in Executive Professionals in 2004-2005. She began her career began at a "Big 4" public accounting firm. Ms. Dotson has extensive experience in operations and financial matters, has served as the national senior manager for the rollout of a major managed service solution for major consulting firm, and was involved in the negotiations with Microsoft, the technology partner and LexisNexis,  the strategic partner, for the national solution. She was Chief of Staff to the Mayor of the City of Houston, the 4th largest US city, responsible for oversight of 25 departments including the information technology and management audit divisions and participated in fiscal and accounting issues related to Houston's budget. She has served as a consultant to the District of Columbia, the Metropolitan Transit Authority, and served as the chief financial officer for the Harris County-Houston Sports Authority. Prior to joining Calypso Wireless, she was President and CEO of Smart Management Services, Inc., a consulting firm, and Q Healthcare Services, Inc., a health staffing company. Ms. Dotson has a Bachelor of Business Administration with emphasis in Accounting, magna cum laude, University of Houston, 1972-1976.

Akshay Sharma - Chief Technical Officer. Mr. Aksbay was appointed as the Company's Chief Technical Officer in 2005. Mr. Sharma has an extensive background in telecom switching with converged applications, including: wireless access; wireline access with ISDN;  and VoIP access with WiFi, DSL and Packetcable networks. Mr. Sharma was the Manager of Networks Engineering at Bell Canada following which he worked for Bell-Northern Research-Nortel with their DMS-100 telephone switch equipment. He also served as the Director-Telecom Applications at Telelogic, managing a tead that built and sold GSM applications and protocol stacks. Mr. Sharma directed product strategies at early VoIP leaders, TollBridge, Cunvergent Networks and CopperCom.While working at Siemens, Mr. Sharma was responsible for solutions for Cingular, which was a joint venture between SBC Communications and BellSouth. Also while at Siemens Mr. Sharma received an award for wodk on Alcatel's Spatial Softswitch. Mr. Sharma worked at Chief Architect for Siemens Core UMTS 3G line and was Chief Architect Mobile Enterpirse Solutions. Mr. Sharma has an Engineering B. Eng form Crleton University, Ottawa, Canada, in Systems and Computer Engineering and has completed Master's and PhD level coursework in Computer Engineering with honors.

Other key employees of the Company are: Alessandro Valenti, Vice President of Research and Development, Alfredo Sarrazin, Vice President of Sales and Business Development and Cristian C. Turrini, Vice President.

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the company's common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company and on written representations from reporting persons, the Company was informed that with the exception of Cheryl L. Dotson, CFO, its officers and directors have not filed reports required under Section 16(a). The Company has not been furnished with any reports from Baylis Trade, Inc. owning 18,795,746 shares or 13.6% or Halston Business, Inc. owning 21,161,178 shares or 15.3%.

Code of Ethics

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company.

ITEM 10. EXECUTIVE COMPENSATION Back to Table of Contents

The following table shows the executive officers of the Company as of the date of this filing.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

David Davila, CEO and President	2005	90,000	---	---	70,200	---	---
	2004	45,500	---	---	---	---	---
	2003	74,400	---	---	---	---	---
Cheryl L. Dotson, CFO	2005	84,000	37,500	---	---	---	---
Akshay Sharma, CTO	2005	108,000	18,750	---	10,000	---	---

Directors Remuneration

In 2005 Directors were not paid a fee for serving on the Board. However, Julietta Moran received $39,000 in restricted stock.

Termination of employment Arrangements

On December 28, 2004, Mr. Ricardo Alvarez submitted his resignation as President and CEO. The Company agreed to pay Mr. Alvarez $150,000 in a eparation agreement. The terms of the eparation agreement include (i) $50,000 payment upon receipt of resignation, (ii) $100,000 payable in 6 monthly installments of $16,666 payable on the last day of each month beginning January 31, 2005, and (iii) 25,000 shares of stock. Effective on February 27, 2006, Mr. Michael Pizzi resigned his positions as Executive Vice President and general counsel.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The following table sets forth as of June 1, 2006, information with respect to (a) each person (including "group" as that term is used in section 13(d)(3) of the Securities Exchange Act of 1934 who is known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock of the Company and (b) the number and percentage of the Company's Common Stock owned by (i) each of the directors and the executive officers named on the Summary Compensation Table above and (ii) all directors and executive officers of the Company as a group. The Company believes that, unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Antonio Zapata, Chairman 5753 N.W. 158 Street Miami, FL 33014	0	0.00%
Common Stock	Julietta Moran, Director 5753 N.W. 158 Street Miami, FL 33014	50,000	0.00%
Common Stock	David Davila, CEO and President 5753 N.W. 158 Street Miami, FL 33014	150,000	0.00%
Common Stock	Cheryl L. Dotson, CFO 5753 N.W. 158 Street Miami, FL 33014	50,000	0.00%
Common Stock	Baylis Trade, Inc. 41 South Audley, London W1K 2F5 United Kingdom	18,795,746	13.5%
Common Stock	Halston Business, Inc. 5979 NW 151st Street, Miami, FL 33014	21,161,178	15.3%
Common Stock	Akshay Sharma 5753 N.W. 158 Street Miami, FL 33014	225,000	0.00%
Common Stock	All officers and directors as a group (4 person)	475,000 shares	0.00%

As previously mentioned, a group of investors are negotiating the acquisition of a controlling interest in Calypso Wireless by acquiring shares through private transactions which could result in a change of control.

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

(b) Reports on Form 8-K During the Last Quarter of the Fiscal Year Covered by this Report: The Company did not file a current report on Form 8-K during the fourth quarter of 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed John A. Braden & Company, P.C. as independent public accountant for the fiscal year ending December 31, 2005.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by John A. Braden & Company, P. C. for the audit of the Registrant's annual financial statements for the year ended December 31, 2005, and fees billed for other services rendered by John A. Braden & Company, P. C. during those periods.

Year Ended
December 31, 2005
Audit fees (1)	$45,886
Audit-related fees (2)	11,923
Tax fees (3)	---
All other fees	---
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

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2005 and 2004, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $45,886 and $55,000, respectively.

Audit Related Fees. For the years ended December 31, 2005 and 2004, the Company incurred fees of $11,923 to John a. Braden & Company, P. C. as auditors for December 31, 2005 and $0 for December 31, 2004 audit related fees, respectively.

All Other Fees. The aggregate fees billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees" and for the fiscal years ended December 31, 2005 and 2004 were zero for both years.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES Back to Table of Contents

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

CALYPSO WIRELESS, INC.
By: /s/ David Davila	Date: June 8, 2006
Chief Executive Officer and President

By: /s/ Cheryl L. Dotson	Date: June 8, 2006
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By: /s/ Antonio Zapata	Date: June 8, 2006
Antonio Zapata, Chairman

By: /s/ Julietta Moran	Date: June 8, 2006
Julietta Moran, Director

Financial Statements Back to Table of Contents

Report of Independent Registered Public Accounting Firm

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF CALYPSO WIRELESS, INC.:

We have audited the accompanying balance sheets of Calypso Wireless, Inc. (a Delaware Corporation in the development stage) ("the Company") as of December 31, 2005, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2005.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calypso Wireless, Inc. at December 31, 2005, and the related results of their operations and cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and is primarily involved in research and development and capital raising activities.  There is no assurance that research activities that the Company is involved in will generate sufficient funds that will be available for operations. The Company’s history of losses and limited funding raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 9. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 8, to the financial statements, the Company is the defendant in certain lawsuits. The Company believes these claims are without merit and intends to resolve them in the best interest of the Company.   To the extent that the Company can estimate these liabilities, provision for the matters has been accrued.   However, due to the uncertainties with these legal issues, it is at least reasonably possible that adverse results will occur, although any such amount cannot be estimated.

John A. Braden & Company, PC

Houston, Texas

June 6, 2006

R. E. Bassie & Co.
Certified Public Accountants

6671 Southwest Freeway, Suite 550
Houston, TX 77074-2220
Phone: (713) 272-8500
e-mail: rebassie@aol.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

The Board of Directors and Stockholders

Calypso Wireless, Inc.:

We have audited the consolidated balance sheets of Calypso Wireless, Inc. and subsidiary (a development stage company – the Company) as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for year ended December 31, 2004 and for the period from inception to December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calypso Wireless, Inc. and subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004 and for the period from inception to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the financial statements, the 2004 consolidated financial statements were restated to correct errors which resulted in the understatements of general and administrative expenses and the understatement of accrued expenses and to amortize software development costs.

/s/ R. E. Bassie & Co.

Houston, Texas

April 15, 2005, except for note 10, which is as of September 9, 2005

Calypso Wireless, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004 (Restated)
Assets
Current assets:
Cash	$4,771	$36,318
Refund receivable	-	183,346
Prepaid expenses and other current assets	-	216,056
Total current assets	4,771	435,720

Property and equipment, net of accumulated depreciation and amortization	44,446	100,959
Assets held for sale	576,000	576,000
Patents	455,797	423,251
Investment in RV Technology Limited	1	-
Software development costs, net of accumulated amortization
of $3,293,968 at December 31, 2005 and $1,552,698 at December 31, 2004	2,684,129	3,105,399
Other assets	92,548	114,451
Total assets	$3,857,692	$4,755,780

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$400,030	$557,265
Accrued expenses	570,240	2,379,926
Accrued salaries and related liabilities	104,497
Bank overdraft	23,987	-
Advances from customers	84,790	84,790
Short-term notes payable	-	103,905
Notes payable to related parties	315,200	391,000
Total current liabilities	1,499,044	3,516,886

Stockholders' equity:
Common stock, $.001 par value. Authorized 200,000,000 shares:
138,749,638 shares issued and outstanding at December 31, 2005, and
110,436,215 shares issued and outstanding at December 31, 2004	138,750	110,436
Additional paid-in capital	32,965,684	21,158,998
Deficit accumulated during the development stage	(30,745,786)	(20,030,540)
Total stockholders' equity	2,358,648	1,238,894
Total liabilities and stockholders' equity	$3,857,692	$4,755,780

See accompanying notes to consolidated financial statements

Calypso Wireless, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
Years ended December 31, 2005 and 2004

			Cumulative
			totals from
			inception to
	2005	2004	December 31,
		Restated	2004

Revenues	$-	$-	-
Cost of goods sold	-	-	-
Gross profit	-	-	-

Operating expenses:
Research and development	812,836	161,256	6,255,967
Impairment expenses	1,949,999	3,446,411	5,396,410
Write-off of inventory	-	86,103	86,103
General and administrative	6,135,678	5,642,546	15,487,677
Interest	9,712	2,498	218,094
Depreciation and amortization	1,807,021	1,611,816	3,425,535
Total operating expenses	10,715,246	10,950,630	30,869,786

Operating loss	(10,715,246)	(10,950,630)	(30,869,786)

Other income - gain on sale of assets	-	-	124,000

Net loss before provision for income tax	(10,715,246)	(10,950,630)	(30,745,786)
Provision for income tax	-	-	-
Net loss	$(10,715,246)	$(10,950,630)	(30,745,786)

Net loss per common share - basic and diluted:
Net loss applicable to common shareholders	$(0.09)	$(0.10)

Weighted average common shares:
Weighted average common shares: basic and diluted	123,516,778	107,745,130

See accompanying notes to consolidated financial statements

Calypso Wireless, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
Years ended December 31, 2005 and 2004

							Accumulated
					Additional		deficit during		Stock		Total
	Common Stock				paid-in		Development		subscription		stockholders'
	shares		amount		capital		Stage		receivable		equity

Balance, December 31, 1998		$		$		$		$		$

Proceeds from the sale of common stock	290,000,000		29,000		9,145,717		-		-		9,174,717
Net loss	-		-		-		(3,202,249)		-		(3,202,249)
Balance, December 31, 1999	290,000,000		29,000		9,145,717		(3,202,249)		-		5,972,468

Proceeds from the sale of common stock	4,876,834		488		249,612		-		-		250,100
Net loss	-		-		-		(86,068)		-		(86,068)
Balance, December 31, 2000	294,876,834		29,488		9,395,329		(3,288,317)		-		6,136,500

Issuance of common stock for services	5,856,000		585		585,015		-		-		585,600
Proceeds from the sale of common stock	2,120,811		212		1,109,895		-		-		1,110,107
Net loss	-		-		-		(469,904)		-		(469,904)
Balance, December 31, 2001	302,853,645		30,285		11,090,239		(3,758,221)		-		7,362,303

Proceeds from the sale of common stock	5,494,036		549		349,104		-		-		349,653
Recapitalization - Reverse Merger	(218,215,704)		59,298		(59,298)		-		-		-
Issuance of common shares for services	10,000,000		10,000		70,000		-		-		80,000
Net loss, as restated	-		-		-		(1,512,541)		-		(1,512,541)
Balance, December 31, 2002, as restated	100,131,977		100,132		11,450,045		(5,270,762)		-		6,279,415

Proceeds from private placement of common shares	3,730,913		3,731		1,669,599		-		(290,000)		1,383,330
Issuance of common shares for services	6,077,540		6,078		3,398,104		-		-		3,404,182
Issuance of common shares for conversion debt	1,882,720		1,882		828,533		-		-		830,415
Cancellation of previously issued shares	(6,666,667)		(6,667)		6,667		-		-		-
Net loss, as restated	-		-		-		(3,809,148)		-		(3,809,148)
Balance, December 31, 2003 as restated	105,156,483		105,156		17,352,948		(9,079,910)		(290,000)		8,088,194

Proceeds from private placement of common shares	3,436,032		3,436		1,839,104		-		290,000		2,132,540
Issuance of common shares for services	1,743,700		1,744		1,897,046		-		-		1,898,790
Issuance of common shares for software development - costs	100,000		100		69,900		-		-		70,000
Net loss, as restated	-		-		-		(10,950,630)		-		(10,950,630)
Balance, December 31, 2004 as restated	110,436,215		110,436		21,158,998		(20,030,540)		-		1,238,894

Proceeds from private placement of common shares	19,200,000		19,200		3,900,800		-		-		3,920,000
Issuance of common shares for services	5,756,281		5,757		5,489,243		-		-		5,495,000
Issuance of common shares for acquisitions	2,500,000		2,500		2,117,500		-		-		2,120,000
Issuance of common shares for conversion of debt	857,142		857		299,143		-		-		300,000
Net loss	-		-		-		(10,715,246)		-		(10,715,246)
Balance, December 31, 2005	138,749,638		$138,750		$32,965,684		$(30,745,786)		$-		$2,358,648

See accompanying notes to consolidated financial statements

Calypso Wireless, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
Years ended December 31, 2005 and 2004

			Cumulative
			totals from
	2005	2004	inception to
		Restated	December 31, 2005
Cash flows from operating activities:
Net loss	$(10,715,2469)	$(10,950,630)	$(30,745,786)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation of property and equipment	65,752	59,120	131,568
Amortization of software development costs	1,741,270	1,552,698	3,293,968
Common stock issued for services	5,495,000	1,898,790	11,463,572
Impairment expenses	1,949,999	3,446,411	5,396,410
Write-off inventory	-	86,103	86,103
Bad debt expense	25,396	-	25,396
(Increase) decrease of operating assets:
Refund receivable	157,950	(183,346)	(25,396)
Prepaid expenses and other current assets	216,056	(213,377)	-
Patents	(32,546)	(203,075)	(455,797)
Software developments cost	-	(196,069)	(4,368,097)
Other assets	21,903	457	(114,451)
Increase (decrease) in operating liabilities:
Accounts payable	(7,235)	183,768	400,030
Accrued expenses	(1,809,686)	1,512,980	570,240
Accrued salaries and related liabilities	104,797	-	104,797
Advances from customers	-	-	84,790
Net cash used in operating activities	(2,786,590)	(3,006,170)	(14,152,653)

Cash flows from investing activities:
Capital expenditures for property and equipment	(9,239)	(27,166)	(3,622,425)
Cash paid for investment in RV Technology Limited	(1,000,000)	-	(1,000,000)
Net cash used in investing activities	(1,009,239)	(27,166)	(4,622,425)

Cash flows from financing activities:
Proceeds from issuance of stock	3,920,000	1,842,540	18,520,447
Stock subscription receivable	-	290,000	-
Net proceeds (repayment) from short-term borrowing	(103,905)	103,905	(103,905)
Net borrowing (repayment) from shareholder	(75,800)	-	21,625
Proceeds from long-term borrowings	-	-	782,695
Repayment of long-term borrowings	-	-	(265,000)
Bank overdraft	23,987	-	23,987
Net cash provided by financing activities	3,764,282	2,236,445	18,779,849

Net increase (decrease) in cash	(31,547)	(796,891)	4,771

Cash at beginning of year	36,318	833,209	-
Cash at end of year	$4,771	$36,318	4,771

Supplemental schedule of cash flow information:
Interest paid	$9,712	$2,498	218,094
Non-cash transactions:
Issuance of stock for conversion of debt	$300,000	$-	$1,130,415
Issuance of stock for acquisition of software developments cost	$1,320,000	$70,000	$1,390,000
Issuance of stock for acquisition of investment in RV Technology	$950,000	$-	$950,000
Issuance of stock for acquisition of Sleipner, S.A.	$1,170,000	$-	$1,170,000

See accompanying notes to consolidated financial statements

CALYPSO WIRELESS, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

(1) Organization and Summary of Significant Accounting Policies

Organization, Business and Ownership

Calypso Wireless, Inc. (the "Company or Calypso"), was incorporated in the State of Delaware on March 22, 1983. The Company operates as a holding company with two wholly owned subsidiaries. All monetary amounts noted in the financial statements are expressed in U.S. Dollars. The functional currency of the Company is US Dollars. Transactions in Nicagrara are denominated in US Dollars. Assets, Liabilities and transactions of Sleipner are denominated in Euros and Swiss Franks, but have been translated into US Dollars. Translation gain or loss does not have a material effect on the financial statements and has been included within the various expense categories involved.

Calypso Wireless, Inc. is a development stage company. The Company is a developer and supplier of real-time video cellular phones software and telecommunications infrastructure software. The Company’s core business focuses on the development of smart real-time video cellular phones and wireless devices, which through Calypso’s ASNAP™ unique switching technology provides greater bandwidth to seamlessly integrate the existing cellular networks and Internet IP-based telecommunications networks without having to replace the existing infrastructure. The Company’s research and development facilities are located in Miami Lakes, Florida and Milan, Italy.

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

The consolidated financial statements include the accounts of the Company (located in Miami Lakes, Florida) and its wholly owned subsidiaries, American Telecom Industries ATEL, S.A. (located in Managua, Nicaragua) and Sleipner, S.A. (located in Milan, Italy). All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents.

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

Intangible Assets

SFAS No. 142 eliminates the amortization of goodwill, and requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. The Company adopted SFAS No. 142 effective January 1, 2002. Patent costs include legal fees and other expenses incurred in connection with obtaining patent approval in the United States of America. These costs are being amortized over 5 to 17 year. Software development costs consist of capitalized costs incurred in the development of the cellular phone software and telecommunications infrastructure. These costs include salaries, the software development costs purchased from Sleipner, S.A. (see note 2) and other expenses incurred in developing the software. See note 4 amortization of software development costs.

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

Revenue Recognition

The Company revenue recognition policy is consistent with the criteria set forth in Staff Accounting bulletin 104-Revenue Recognition in financial Statements (SAB 104) for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104 the Company recognizes revenue when (1) Persuasive evidence of an arrangement exists; (2) Delivery has occurred or completion of services provided; (3) Seller’s price is fixed or determinable; and (4) collectibility is reasonably assured.

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

The Company entered into various consulting agreements with individuals for services to be provided and with consideration to be paid in shares of common stock of the Company. Pursuant to EITF 96-18, "Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services", the value of the share consideration has been recorded as of the date the service agreements were entered into because the shares were fully vested and nonforfeitable (see note 10).

Income Taxes

The Company is a taxable entity and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the temporary differences reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date of the rate change. A valuation allowance is used to reduce deferred tax assets because realization is not certain as it depends on the company achieving profitability in the future. In addition, certain expenses incurred outside the United States of America may not be deductible against US income taxes, but may be utilized in the various international jurisdictions in which the company does business.

Advertising Costs

The cost of advertising is expensed as incurred.

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

New Standards Implemented

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

Reclassifications

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

(2) Acquisitions

Sleipner, S.A.

Effective October 10, 2005, the Company acquired 100% of the capital stock of Sleipner, S.A. (Sleipner) by issuing 1,500,000 shares of the Company's restricted common stock. Sleipner is a company organized and existing under the laws of Switzerland and doing business in Italy.

Sleipner was acquired by the Company because the cellular phone software developed by Sleipner is compatible with Calypso's ASNAP™ software. Except for the compatible software, no other tangible or intangible assets were acquired in connection with this acquisition.

As required by SFAS No. 141, the Company has recorded the acquisition using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date. The purchase price of $1,170,000 had been allocated at follows:

Software development costs	$1,320,000
Current liabilities	(150,000)
Purchase price	1,170,000

Revenues and expenses are included in the Company’s statement of operations from October 10, 2005 through December 31, 2005. No revenues were realized during this period. Subsequent to December 31, 2005 the Company made the strategic decision to consolidate the technical staff of Sleipner with that of the Company at the offices in Miami, Florida.

The following unaudited pro forma data summarizes the results of operations of the Company for the years ended December 31, 2005 and 2004 as if the acquisition had been completed on January 1, 2004. The pro forma data gives effect to the actual operating results prior to acquisition. The pro forma results do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred on January 1, 2004 or may be achieved in the future.

	December 31, 2005	December 31, 2004
Revenues	$480,000	$675,500
Net income (loss)	(10,789,000)	(11,376,000)
Basic net earnings (loss) per share	(0.09)	(0.11)

RV Technology Limited

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

Subsequent to the acquisition, the Company changed it focus from developer and supplier of real-time video cellular phones to a developer and supplier of real-time cellular phones software only. Therefore, the Company has decided to not continue with the transaction and does not plan to acquire any additional ownership in RV Tech. Because there are no assets that meet the definition of capitalizable assets under SFAS Number 142 and RV Tech has deficit equity, the investment has been impaired to a value of $1. This impairment cost has been recognized as an expense in 2005

(3) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

		December 31
	Years	2005	2004
Laboratory equipment	3-5	$99,319	$99,319
Office furniture and equipment	3-5	76,694	67,456
		176,013	166,775
Less accumulated depreciation		131,567	65,816
Net property and equipment		44,446	100,959

The machinery and equipment for production of the products had not been placed in service as of December 31, 2003. During 2004, the Company decided to outsource the production of the products to independent contractors; therefore the machinery and equipment purchased specifically for the production of the telephones and other related products was written down to the net realizable sales value, estimated to be approximately $576,000, resulting in a impairment charge in the amount of $3,446,411. The $576,000 estimated sales value of the machinery and equipment, which is all located in Managua, Nicaragua, was reclassified to a separate line item of the balance sheet as of December 31, 2004. This evaluation of long-lived assets is consistent with our accounting policy on "Impairment of Long-Lived Assets as noted in note 1 to the financial statements.

(4) Software Development Costs

Software development costs represent capitalized costs incurred in the development of the cellular phones and telecommunications infrastructure software. The Company began capitalizing this cost once technological feasibility had been established during the first quarter of 1999. All costs incurred prior to establishment of technological feasibility were expensed as research and development expenses. The Company began amortizing this cost once the products were available for general release to customers. Effective January 1, 2004, the Company began amortizing the balance of software development costs over a three-year period. For the years ended December 31, 2005 and 2004, amortization expense for software development costs were $1,741,270 and $1,552,698, respectively. Effective January 1, 2005, Company is no longer capitalizing software development costs from internal operations. During 2005, the Company acquired $1,320,000 in software development by acquiring Sleipner, S.A. The technology acquired in the transaction enhanced the value and utilization of the Company’s existing patented technology and the company made the determination that it should be capitalized. This addition to software development costs is being amortized over the remaining life of the previously capitalized costs, a fourteen (14) month period.

(5) Capital Stock

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 138,749,638 were issued and outstanding as of December 31, 2005.

(6) Income Taxes

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended December 31, are as follows:

	December 31
	2005	2004
Tax expense/(benefit) computed at statutory rate for continuing operations	$(3,646,000)	$(3,723,000)
Tax (benefit) of operating loss carryforwards	3,646,000	3,723,000
Tax expense/(benefit) for continuing operations	$-	$-

The Company has current net operating loss carryforwards in excess of $30,000,000 as of December 31, 2005, to offset future taxable income, which expires in various years through 2025.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

		December 31
		2005		2004
Deferred tax assets:	$		$
Net operating loss		10,456,000		6,810,000
Total deferred tax assets		10,456,000		6,810,000
Valuation allowance		(10,456,000)		(6,810,000)
Net deferred assets		$-		$-

At December 31, 2005, the Company provided a 100% valuation allowance for the deferred tax asset because realization cannot be assured due to the continuing losses of the company and the requirement that profitability be achieved in the future. In addition certain losses may not be utilized in the United States of America, but may be available for use in the other countries that the company does business. Utilization of those expenses will depend upon profitable operations and the tax laws of the other countries involved.

(7) Related Party Transactions

During 2005, the company was advanced $161,000 from Intercapital Financial Corp. which may be a related party. The advance, which is due on demand and unsecured, bears interest at 6% per annum. At December 31, 2005 the balance of the advance is included in notes payable related parties in the accompanying balance sheet.

(8) Other Commitments and Contingencies

Lease Agreement

The Company leases office space in Miami Lakes, Florida under the holdover terms of a lease that expired in September 2005. They lease is currently month to month.

Stock Options and Warrants

The Company has included various stock option grants in certain of its employment agreements. Under these agreements, employees have the option to purchase stock at various exercise prices. Options granted to employees vest ratably over periods as determined by the vesting schedule. Certain employees’ employment agreements call for full vesting at the time of a change in control. A total of 1,111,806 options remain in outstanding at December 31, 2005.

The Company was required to adopt the disclosure portion of SFAS No. 123. This statement requires the Company to provide pro forma information regarding net income (loss) applicable to common stockholders and income (loss) per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004 as follows:

	December 31
	2005	2004
Dividend yield	0%	0%
Expected volatility	22.68%	101.95%
Risk free interest	4.49%	4.49%
Expected lives	10 year	10 years

Under the accounting provisions of SFAS 123, the Company's net income (loss) applicable to common stockholders and income (loss) per share would have been increased to the pro forma amounts indicated below:

	December 31
	2005	2004
Net loss applicable to common stockholders:
As reported	$(10,715,246)	$(10,950,630)
Pro forma	$(10,820,372)	$(11,362,988)
Loss per share:
As reported	$(.09)	$(.10)
Pro forma	$(.09)	$(.11)

A summary of the status of the Company's stock options to employees as of December 31, 2005 and 2004, and changes during the periods ending on those dates is presented below:

	Shares	Weighted Average Exercise Price December 31, 2005	Shares	Weighted Average Exercise Price December 31, 2004
Outstanding at beginning of period	615,000	$0.89	-	$-
Granted	886,806	-	615,000	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding and exercisable at end of period	1,501,806	$0.89	615,000	$0.89

Weighted average fair value of options granted during the period	None	N/A	None	N/A

The following table summarizes information about fixed stock options and warrants to employees outstanding at December 31, 2005:

Exercise Price	Number Outstanding and Exercisable at December 31, 2005	Weighted Average Remaining Contractual Life (Years) at December 31, 2005
$0.89	1,501,806	$10

The majority of the agreements relating to the stock options do not have an expiration date for the exercise of the options; therefore, the Company used 10 years in the calculation of the options value.

Calypso has agreed to grant approximately 390,000 warrants to D. E. Wine Investments, Inc. pursuant to the investment banking agreement between the Company and D. E. Wine. The warrant is a seven-year warrant to purchase common stock of the Company at an exercise price per share equal to the price paid per share for each Security equaling 10% of the financing total in public or private placements. The fair value of these warrants was estimated using a Black-Scholes option pricing model with the following assumptions for the warrants to be granted in 2006: risk-free interest rate of 7.5%; dividend yield of 0%; volatility factor of the expected market price of the company’s common stock of $.20; and a weighted-average expected life of the warrants is seven years. The fair value of these warrants was estimated to be $78,000.

Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. No stock options or warrants were exercise during the years ended December 31, 2005 and 2004.

Other Contingencies

In the normal course of business, the Company is involved in certain litigation as summarized below:

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

On April 1, 2005, the Company terminated the services of the law firm of Sears & Crawford. They sought arbitration to recover legal fees that were challenged by Calypso. On January 13, 2006, the case was settled for the amount of $50,000 and 450,000 shares of Calypso common stock. The funds were transferred and the stock was issued a few days after the deadline included in the settlement and without the required request for an extension. As a result Sears & Crawford obtained a summary judgment for an additional $129,000 due to the late payment. Calypso has agreed to issue another 250,000 to the law firm to satisfy this judgment.

On April 25, 2005 a lawsuit filed by Calypso consultant Doug Sanders has been amicably settled in a manner that serves the mutual benefit of the company and Mr. Sanders.

On October 6, 2005, Robert Leon, the Company's former Chief Technology Officer, commenced an action against the Company seeking additional compensation and reimbursement of certain expenses. This matter has been amicably settled in a manner that serves the mutual benefit of both parties.

On November 5, 2004, Drago Daic d/b/a Tribeca Inc, filed a lawsuit against the Company, which is pending in Houston Texas, alleging that the Company delivered restricted shares rather than registered shares in a stock purchase; that he was assigned an interest in a lawsuit and the Company refused to acknowledge his interest; that he was hired to assist in obtaining the patent in exchange for 4,500,000 shares and an amount of $10,000,000. The Company disputes the claims; has never issued any shares to Mr. Drago, is not pursing litigation against anyone, never signed a contract for assistance with the patent and has used its attorneys Malloy & Malloy to obtain such patent. The Company believes that it has fully complied with all of its obligations; however the outcome of this case is uncertain.

On March 3, 2006, Canal Place Ltd. commenced an action against the Company seeking unpaid rent for the term of certain leased property in Akron Ohio in the amount of $27,755.56. The Company had moved certain technical employees from Akron to Miami and decided to abandon the lease in Akron.

EMPLOYMENT AGREEMENTS

The company has entered into employment agreements with a number of Employees and consultants this provide for various severance benefits, bonus payments based on various performance and technical achievements and often include extra payments in the case of a change of control .

SEC Investigation

The Company has been notified of an SEC investigation relating to stock issued in connection with the consulting agreements, in particular certain transactions which led to the restatement further explained in note 10. The Company has provided the requested information and will continue to fully comply with all future requests. The Company believes the original omission of the disclosure of these agreements was an inadvertent omission because of the complexity of the accounting rules and has attempted to modify the system to avoid any such omissions in the future.

(9) Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage has primarily been involved in research and development and capital raising activities; as such the Company has incurred significant losses from operations during 2005 and 2004.

As a result the company has an immediate need for capital to continue its operations, and it will need to raise additional funds to implement its business plan. In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company and the success of raising additional capital through debt and/or equity financing. Management believes that actions presently being taken to obtain additional debt and/or equity financing will provide the opportunity to continue as a going concern.

(10) Restatement

The December 31, 2004 financial statements were restated to correct for the unrecorded liabilities related to non-employee stock based compensation, and the amortization of software development costs. Certain stock was issued in 2005, which related to consulting agreements previously entered into by the Company. The Company entered into various consulting agreements with individuals for services to be provided and with consideration to be paid in shares of common stock of the Company. Pursuant to EITF 96-18, "Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services", the value of the share consideration should have been recorded as of the date the service agreements were entered into because the shares were fully vested and nonforfeitable. Management of the Company concluded on April 17, 2005 that the Company's consolidated financial statements contained in the Company's Form 10-KSB's for the years ended 2004 and 2003 would require restatement. On September 7, 2005, management was able to determine the proper treatment for recording these particular transactions as costs at the date at which a commitment for performance by the counterparty to earn the equity instruments was reached and the valuation of the costs would be based on the stock price on dates of said contracts. The liability has been amortized over the life of the contracts. All other stock-based transactions were fully expensed for all prior financial reporting periods. Management concluded that the Company's annual reports on Form 10-KSB for the years ended December 31, 2004 and 2003, and the Company's quarterly report for the period ended March 31, 2005 should be restated and these financial statements and the amended consolidated financial statements for the aforementioned periods have been restated and the restated amounts are reported herein. The Company has been notified of an SEC investigation relating to the consulting agreements and the stock issued in relationship to those transactions and the related restatement. We are providing the requested information and will continue to fully comply with all future requests.

The prior period adjustments to present the correction of errors are as follows:

December 31, 2004:	As previously
	Reported	As Restated
Net software development costs	$4,718,238	$3,105,399
Other assets	54,310	114,451
Accrued expenses	-	2,379,926
Deficit accumulated during the development stage	(16,475,915)	(20,030,540)
Total stockholders' equity	5,171,519	1,238,894

For the year ended December 31, 2004:
General and administrative expenses	$4,247,065	5,642,546
Depreciation and amortization	59,118	1,611,816
Net loss	(8,002,451)	(10,950,630)
Basic loss per share	(0.07)	$(0.10)