Form 10KSB/A
period 2005-12-31
CALYPSO WIRELESS INC
filed 2006-06-23
CIK 719729

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

PART I

This Form 10-KSB/A is being filed to correct certain typographical errors, classification errors within the Statement of Cash Flows, and to add clarification to footnote disclosure. None of the changes have a material effect on the prior filing.

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

On April 1, 2005, the Company terminated the services of the law firm of Sears & Crawford. They sought arbitration to recover legal fees that were challenged by Calypso. On December 6, 2005, the case was settled for the amount of $100,000 and 350,000 shares of Calypso common stock. The funds were transferred and the stock was issued a few days after the deadline included in the settlement without the required request for an extension. As a result, Sears & Crawford obtained a summary judgment for an additional $129,000 due to the late payment. Calypso has agreed to pay $60,000 and issue another 250,000 shares to the law firm to satisfy this judgment.

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

On November 5, 2004, Drago Daic d/b/a Tribeca Inc, filed a lawsuit against the Company, which is pending in Houston Texas, alleging that the Company delivered restricted shares rather than registered shares in a stock purchase; that he was assigned an interest in a lawsuit and the Company refused to acknowledge his interest; that he was hired to assist in obtaining the patent in exchange for 4,500,000 shares. The Company disputes the claims; has never issued any shares to Mr. Drago, is not pursing litigation against anyone, never signed a contract for assistance with the patent and has used its attorneys Malloy & Malloy to obtain such patent. The Company believes that it has fully complied with all of its obligations; however the outcome of this case is uncertain.

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

Liquidity and Capital Resources

At December 31, 2005, we had a working capital deficit of $1,494,273 compared to a working capital deficit of $2,505,166 at December 31, 2004. The Company's negative working capital is partially due the cash used to purchase RV Technology. In 2004, the working capital deficit was greater due to the restatement related to accruing liabilities for the issuance of stock to non-employees for non-cash compensation. The Company issued stock as compensation to preserve its cash. During 2005, the Company raised $3,920,000 in private placement offerings.

The Company requires approximately $5 million to fund its annual operating budget for 2006. These funds will be used for development of additional products, marketing the products, obtaining additional patents and normal business operations.

We have historically sustained our operations and funded our capital requirements with the funds received from the sale of our common stock. To date, the Company's has received over $18.3 million from its financing activities and has issued shares valued at approximately $11.5 million for services provided to the Company.

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

Julietta J. Moran – Director.  Ms. Moran was appointed to the board of directors in December 2004. From 2002-2004, Ms. Moran worked for NICACOM a telecommunication company as a Financial Consultant and Legal Advisor, responsible for financial management and projects related to the opening of multiple company locations. From 2001-2002, Ms. Moran worked as a financial consultant for a project sponsored by Interamerican Development Bank. Ms. Moran has a Bachelor of Science in Business Administration from Dade Community College for Business Administration, Miami, FL. She also obtained a Bachelor of Law from the Unival University.

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

CALYPSO WIRELESS, INC.
By: /s/ David Davila	Date: June 22, 2006
Chief Executive Officer and President

By: /s/ Cheryl L. Dotson	Date: June 22, 2006
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By: /s/ Antonio Zapata	Date: June 22, 2006
Antonio Zapata, Chairman

By: /s/ Julietta Moran	Date: June 22, 2006
Julietta Moran, Director

Financial Statements Back to Table of Contents

Report of Independent Registered Public Accounting Firm

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF CALYPSO WIRELESS, INC.:

We have audited the accompanying consolidated balance sheets of Calypso Wireless, Inc. (a Delaware Corporation in the development stage) ("the Company") as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2005.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and is primarily involved in research and development and capital raising activities. There is no assurance that research activities that the Company is involved in will generate sufficient funds that will be available for operations. The Company’s history of losses and limited funding raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 9. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ John A. Braden & Company, P.C.

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

/s/ R. E. Bassie & Co.

Houston, Texas

April 15, 2005, except for note 10, which is as of September 9, 2005

Calypso Wireless, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004 (Restated)
Assets
Current assets:
Cash	$4,771	$36,318
Refund receivable	-	183,346
Prepaid expenses and other current assets	-	216,056
Total current assets	4,771	435,720

Property and equipment, net of accumulated depreciation and amortization	44,446	100,959
Assets held for sale	576,000	576,000
Patents	455,797	423,251
Investment in RV Technology Limited	1	-
Software development costs, net of accumulated amortization
of $3,293,968 at December 31, 2005 and $1,552,698 at December 31, 2004	2,684,129	3,105,399
Other assets	92,548	114,451
Total assets	$3,857,692	$4,755,780

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$400,030	$557,265
Accrued expenses	570,240	2,379,926
Accrued salaries and related liabilities	104,797
Bank overdraft	23,987	-
Advances from customers	84,790	84,790
Short-term notes payable	-	103,905
Notes payable to related parties	315,200	391,000
Total current liabilities	1,499,044	3,516,886

Stockholders' equity:
Common stock, $.001 par value. Authorized 200,000,000 shares:
138,749,638 shares issued and outstanding at December 31, 2005, and
110,436,215 shares issued and outstanding at December 31, 2004	138,750	110,436
Additional paid-in capital	32,965,684	21,158,998
Deficit accumulated during the development stage	(30,745,786)	(20,030,540)
Total stockholders' equity	2,358,648	1,238,894
Total liabilities and stockholders' equity	$3,857,692	$4,755,780

See accompanying notes to consolidated financial statements

Calypso Wireless, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
Years ended December 31, 2005 and 2004

			Cumulative
			totals from
			inception to
	2005	2004	December 31,
		Restated	2004

Revenues	$-	$-	-
Cost of goods sold	-	-	-
Gross profit	-	-	-

Operating expenses:
Research and development	812,836	161,256	6,255,967
Impairment expenses	1,949,999	3,446,411	5,396,410
Write-off of inventory	-	86,103	86,103
General and administrative	6,135,677	5,642,546	15,487,676
Interest	9,712	2,498	218,094
Depreciation and amortization	1,807,022	1,611,816	3,425,536
Total operating expenses	10,715,246	10,950,630	30,869,786

Operating loss	(10,715,246)	(10,950,630)	(30,869,786)

Other income - gain on sale of assets	-	-	124,000

Loss before provision for income tax	(10,715,246)	(10,950,630)	(30,745,786)
Provision for income tax	-	-	-
Net loss	$(10,715,246)	$(10,950,630)	(30,745,786)

Net loss per common share - basic and diluted:
Net loss applicable to common shareholders	$(0.09)	$(0.10)

Weighted average common shares:
Weighted average common shares: basic and diluted	123,516,778	107,745,130

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

See accompanying notes to consolidated financial statements

Calypso Wireless, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
Years ended December 31, 2005 and 2004

			Cumulative
			totals from
	2005	2004	inception to
		Restated	December 31, 2005
Cash flows from operating activities:
Net loss	$(10,715,246)	$(10,950,630)	$(30,745,786)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation of property and equipment	65,752	59,120	131,568
Amortization of software development costs	1,741,270	1,552,698	3,293,968
Common stock issued for services	5,495,000	1,898,790	11,463,572
Impairment expenses	1,949,999	3,446,411	5,396,410
Write-off inventory	-	86,103	86,103
Bad debt expense	25,396	-	25,396
(Increase) decrease of operating assets:
Refund receivable	157,950	(183,346)	(25,396)
Prepaid expenses and other current assets	216,056	(213,377)	-
Other assets	21,903	457	(114,451)
Increase (decrease) in operating liabilities:
Accounts payable	(7,235)	183,768	400,030
Accrued expenses	(1,809,686)	1,512,980	570,240
Accrued salaries and related liabilities	104,797	-	104,797
Advances from customers	-	-	84,790
Net cash used in operating activities	(2,754,044)	(2,607,026)	(9,328,759)

Cash flows from investing activities:
Capital expenditures for property and equipment	(9,239)	(27,166)	(3,622,425)
Patents	(32,546)	(203,075)	(455,797)
Software developments cost	-	(196,069)	(4,368,097)
Cash paid for investment in RV Technology Limited	(1,000,000)	-	(1,000,000)
Net cash used in investing activities	(1,041,785)	(426,310)	(9,446,319)

Cash flows from financing activities:
Proceeds from issuance of stock	3,920,000	1,842,540	18,320,447
Stock subscription receivable	-	290,000	-
Net proceeds (repayment) from short-term borrowing	(103,905)	103,905	(103,905)
Net borrowing (repayment) from shareholder	(75,800)	-	21,625
Proceeds from long-term borrowings	-	-	782,695
Repayment of long-term borrowings	-	-	(265,000)
Bank overdraft	23,987	-	23,987
Net cash provided by financing activities	3,764,282	2,236,445	18,779,849

Net increase (decrease) in cash	(31,547)	(796,891)	4,771

Cash at beginning of year	36,318	833,209	-
Cash at end of year	$4,771	$36,318	4,771

Supplemental schedule of cash flow information:
Interest paid	$9,712	$2,498	218,094
Non-cash transactions:
Issuance of stock for conversion of debt	$300,000	$-	$1,130,415
Issuance of stock for acquisition of software developments cost	$1,320,000	$70,000	$1,390,000
Issuance of stock for acquisition of investment in RV Technology	$950,000	$-	$950,000
Issuance of stock for acquisition of Sleipner, S.A.	$1,170,000	$-	$1,170,000

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

Software development costs	$1,320,000
Current liabilities	(150,000)
Purchase price	$1,170,000

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

Subsequent to the acquisition, the Company changed it focus from developer and supplier of real-time video cellular phones to a developer and supplier of real-time cellular phones software only. Therefore, the Company has decided to not continue with the transaction and does not plan to acquire any additional ownership in RV Tech. Because there are no assets that meet the definition of capitalizable assets under SFAS Number 142 and RV Tech has deficit equity, the investment has been impaired to a value of $1. This impairment cost has been recognized as an expense in 2005. The impairment cost does not include a reduction of the investment related to the $1,333,334 note to acquire an additional 5.6% interest in RV Tech. The note was canceled.

(3) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

		December 31
	Years	2005	2004
Laboratory equipment	3-5	$99,319	$99,319
Office furniture and equipment	3-5	76,694	67,456
Total property and equipment		176,013	166,775
Less accumulated depreciation		131,567	65,816
Net property and equipment		$44,446	$100,959

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

(6) Income Taxes

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended December 31, are as follows:

	December 31
	2005	2004
Tax expense/(benefit) computed at statutory rate for continuing operations	$(3,646,000)	$(3,723,000)
Tax benefit of operating loss carryforwards	3,646,000	3,723,000
Tax expense/(benefit) for continuing operations	$-	$-

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

Certain prior year's tax returns have not been completed and filed with proper taxing authorities. Because the Company has substantial losses these failures to file are not considered to have a material adverse affect on the Company's financial position.

(7) Related Party Transactions

During 2005, the company was advanced $161,000 from Intercapital Financial Corp. which may be a related party. The advance, which is due on demand and unsecured, bears interest at 6% per annum. At December 31, 2005 the balance of the advance is included in notes payable to related parties in the accompanying balance sheet. The balance of notes payable to related parties is composed of four additional notes totaling $154,200, which are all due on demand and are unsecured.

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

On November 5, 2004, Drago Daic d/b/a Tribeca Inc, filed a lawsuit against the Company, which is pending in Houston Texas, alleging that the Company delivered restricted shares rather than registered shares in a stock purchase; that he was assigned an interest in a lawsuit and the Company refused to acknowledge his interest; that he was hired to assist in obtaining the patent in exchange for 4,500,000 shares. The Company disputes the claims, has never issued any shares to Mr. Drago, is not pursing litigation against anyone, never signed a contract for assistance with the patent and has used its attorneys Malloy & Malloy to obtain such patent. The Company believes that it has fully complied with all of its obligations; however the outcome of this case is uncertain.

On March 3, 2006, Canal Place Ltd. commenced an action against the Company seeking unpaid rent for the term of certain leased property in Akron Ohio in the amount of $27,755.56. The Company had moved certain technical employees from Akron to Miami and decided to abandon the lease in Akron.

Employment Agreements

The company has entered into employment agreements with a number of Employees and consultants this provide for various severance benefits, bonus payments based on various performance and technical achievements and often include extra payments in the case of a change of control.

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