Form 10QSB
period 2006-03-31
CALYPSO WIRELESS INC
filed 2006-06-23
CIK 719729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
________________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

At March 31, 2006, the Registrant had 144,002,971 shares of common stock issued and outstanding.

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

We believe application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when the facts and circumstances dictate a change. Our accounting policies are more fully described in note 1 to the notes to consolidated financial statements, contained in this Form 10-QSB.

The company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The company is in the development stage and has primarily been involved in research and development and capital raising activities; as such the company has incurred significant losses from operations in 2005 and the first quarter of 2006. As a result the company has an immediate need for capital to continue its operations, and it will need to raise additional funds to implement its business plan. Management believes that actions presently being taken to obtain additional debt and/or equity financing will provide the opportunity to continue as a going concern. Our Auditor’s opinion letter for the year ended December 31, 2005 included a modification related to our ability to continue as a going concern.

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

The Registrant's financial statements for the three month periods ended March 31, 2006 and 2005, as restated, are attached to this quarterly report.

Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION Back to Table of Contents

Forward-Looking Statements; Market Data

As used in this Quarterly Report, the terms "we", "us", "our" "CLYW" and the "Company" means Calypso Wireless, Inc., a Delaware corporation, and its subsidiaries, Industria de Telecomunicaciones Americanas ATEL, S.A. To the extent that we make any forward-looking statements in the "Management's Discussion and Analysis of Financial Condition or Plan of Operations" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace. Our forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Generally, forward-looking statements include phrases with words such as "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

Plan of Operation

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

The Company has revised its business model such that it will sell licensing agreements with OEMs (original equipment manufacturers) and businesses that cater to enterprise companies to license the technology based on our patented ASNAP™ technology (U.S. Patent Number: 6,680,923) and or license the patent rather than become a supplier of cellular and other devices. Calypso Wireless’ mission is to conduct research and develop products which can be licensed to manufacturers, carriers and enterprise companies in the global wireless communications industry. We believe our commercial success depends on identifying broad-based technology solutions for our customers, and ultimately the end user. Our company is distinctive in its focus on creating products which minimize the technological barriers to change and accelerate the communication industry’s operating efficiency.

Our technology was further advanced through the acquisition of Sleipner S. A. Sleipner builds advanced IP-based communications systems and software platforms enabling comprehensive network-telephony solutions and innovative data converged services for enterprise and consumer customers. Sleipner's VoIP and IP solutions and applications are designed on CoMEDIA, the first complete family of SIP-based solutions offered to the market. Service providers and enterprises can build their own SIP applications using Sleipner technology to fit their unique voice needs and compared with circuit-based deployments, VoIP implementations are completed faster with fewer difficulties. Sleipner's COMOB software enables smart phones and wireless PDA/Pocket PCs to switch between GSM or CDMA cellular towers and Wi-Fi access points known as hotspots. The European mobile market has a base of over 342 million subscribers and is continuing to grow rapidly. The Company believes that with its patented ASNAP™ technology, European mobile carriers should be able to expand their customer base, reduce costs of additional frequency spectrum and infrastructure, and increase revenues by offloading capacity to the Wireless Local Area Networks and IP Networks with new services featuring our WiFi-GSM-GPRS VoIP cellular phone. Sleipner’s operations are currently being conducted out of our Miami Lakes office.

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
- Seamless Music Session continuity
- Seamless Video Gaming Session Continuity
- Federated Identity Management
- MVNE/MVNO Revenue Settlements and Convergence with Seamless Session Continuity

Results of Operations - Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005, as restated

Revenues: During the three month periods ended March 31, 2006 and 2005 as restated, the Company did not generate any revenues related to the sale of its products.

Operating expenses: Operating expenses incurred for the three months ended March 31, 2006, were $1,548,400 compared to $1,981,724 for the three months ended March 31, 2005, as restated.

Net Loss and Loss Per Share: The Company's net loss for the three months ended March 31, 2006, were $1,548,400 compared to $1,981,724 for the three ended March 31, 2005, as restated. For the three months ended March 31, 2006 and 2005 as restated, the net loss per share was $0.01 and $0.02.

Off-Balance Sheet Arrangements: The Company had no off-balance sheet arrangements for the three-month period ended March 31, 2006

Liquidity and Capital Resources

At March 31, 2006, we had a working capital deficit of $1,542,088 compared to a negative working capital of $1,494,273 at December 31, 2005. The Company's cash position at March 31, 2006 was $80,511 compared to $4,771 at December 31, 2005. The Company's negative working capital is partially due to not recovering fully from the cash used to purchase RV Tech in late 2005. The Company issued stock as compensation to preserve its cash and reduce liquidity concerns. During 2005, the Company raised $3,920,000 in private placement offerings. During 2006, the Company has raised $670,000 in private placement offerings for working capital purposes.

The Company requires approximately $4 million in cash resources to fund its annual operating budget for 2006, not including non cash items such as amortization. These funds will be used for development of additional products, marketing the products, obtaining additional patents and normal business operations.

We have historically sustained our operations and funded our capital requirements with the funds received from the sale of our common stock. To date, the Company's has received almost $19 million from its financing activities and has issued shares valued at approximately $11.6 million for services provided to the Company.

The Company is currently negotiating a Private Placement Memorandum to raise additional funds. Further, the Board of Directors has given its consent to a group of investors that are contemplating acquiring a majority interest in Calypso shares through private transactions. These private transactions, if consummated, would result in a change in control with a new Board of Directors and new management. These investors would invest additional working capital resources in the Company. However, there can be no assurance that these individual purchase transactions will be finalized. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures.

The Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon this evaluation of the Registrant’s controls and procedures, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2006.

The Company’s Chief Executive Officer and Chief Financial Officer, who joined the Company in August and September 2005, respectively, have begun carrying out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon the steps outlined in the preceding paragraph, our new Chief Executive Officer and new Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2006 and the restatements to the financial statements for the 2002, 2003, 2004 fiscal years and the first quarter of 2005 are reflected in this filing. Further, as new procedures and controls are implemented, with the intent of improving our disclosure of material information relating to us and our consolidated subsidiary, such disclosure will be made known in a timely manner as required to include such information in the Company's periodic filings with the Securities and Exchange Commission.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

On November 5, 2004, Drago Daic d/b/a Tribeca Inc. filed a lawsuit against the Company, which is pending in Houston Texas, alleging that the Company delivered restricted shares rather than registered shares in a stock purchase; that he was assigned an interest in a lawsuit and the Company refused to acknowledge his interest; that he was hired to assist in obtaining the grant in exchange for 4,500,000 shares. The Company disputes the claims; has never issued any shares to Mr. Drago, is not pursing litigation against anyone, never signed a contract for assistance with the patent and has used its attorneys Malloy & Malloy to obtain such patent. The Company believes that it has fully complied with all of its obligations; however the outcome of this case is uncertain.

On March 3, 2006, Canal Place Ltd. commenced an action against the Company seeking unpaid rent for the term of certain leased property in Akron Ohio in the amount of $27,755.56. The Company had moved certain technical employees from Akron to Miami and decided to abandon the lease in Akron.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES Back to Table of Contents

Date	Name	Number of Shares	Consideration	Exemption
03/29/06	Marker Ventures	3,166,666	Private Placement for $450,00 in cash	Section 4(2)
03/29/06	Andrade, Orlanda Rodriguez	100,000	Consulting Agreement with Centconet S.A. valued at $20,000	Section 4(2)
01/07/06	World Assets Development Corp.	1,466,667	Private Placement for $220,000	Section 4(2)
03/29/06	Networking Solutions SA	5,000	Consulting Agreement with Centconet S.A. valued at $1,000	Section 4(2)
03/29/06	Davila, David	10,000	Employment Compensation valued at $4,300	Section 4(2)
03/29/06	Milnes, Stanford	75,000	Employment compensation valued at $21,750	Section 4(2)
03/29/06	Quiroz, Guido Rodriguez	25,000	Employment compensation valued at $5,250	Section 4(2)
03/30/06	Cristian Turrini	20,000	Employment compensation valued at $8,500	Section 4(2)

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

Exhibit No.	Description
31.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.1	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K During the Period Covered by this Report: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By: /s/ David Davila CEO and President Dated: June 23, 2006

By: /s/ Cheryl L. Dotson Chief Financial Officer Dated: June 23, 2006

Financial Statements Back to Table of Contents

Calypso Wireless, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
March 31, 2006 and December 31, 2005
(Unaudited)

	2006	2005 (Audited)
Assets
Current assets:
Cash	$80,511	$4,771
Refund receivable	-	-
Prepaid expenses and other current assets	-	-
Total current assets	80,511	4,771

Assets held for sale	576,000	576,000
Investment in RV Technology Limited	1	1
Property and equipment, net of accumulated depreciation	40,543	44,446
Patents	455,797	455,797
Software development costs, net of accumulated amortization
of $3,965,000 at March 31, 2006 and $3,293,968 at December 31, 2005	2,013,097	2,684,129
Other assets	92,548	92,548
Total assets	$3,258,497	$3,857,692

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$435,277	$400,030
Accrued expenses	570,240	570,240
Accrued salaries and related liabilities	114,631	104,797
Advances from customers	84,790	84,790
Bank overdraft	-	23,987
Notes payable to related parties	417,661	315,200
Total current liabilities	1,622,599	1,499,044

Stockholders' equity:
Common stock, $.001 par value. Authorized 200,000,000 shares:
144,002,971 shares issued and outstanding at March 31, 2006, and
138,749,638 shares issued and outstanding at December 31, 2005	144,003	138,750
Additional paid-in capital	33,786,081	32,965,684
Deficit accumulated during the development stage	(32,294,186)	(30,745,786)
Total stockholders' equity	1,635,898	2,358,648
Total liabilities and stockholders' equity	$3,258,497	$3,857,692

See accompanying notes to consolidated financial statements

Calypso Wireless, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
Three months ended March 31, 2006 and 2005 (Unaudited)

			Cumulative
			totals from
			inception to
			March 31,
	2006	2005 (Restated)	2006

Revenues	$-	$-	-
Cost of goods sold	-	-	-
Gross profit	-	-	-

Operating expenses:
Research and development	70,625	146,497	6,326,592
General and administrative expenses	802,840	1,429,972	16,290,517
Impairment expenses	-	-	5,396,410
Write-off of inventory	-	-	86,103
Interest expense	-	642	218,094
Depreciation and amortization	674,935	404,613	4,100,471
Total operating expenses	1,548,400	1,981,724	32,418,186

Operating loss	(1,548,400)	(1,981,724)	(32,418,186)

Other income - gain on sale of assets	-	-	124,000

Loss before provision for income tax	(1,548,400)	(1,981,724)	(32,294,186)
Provision for income tax	-	-	-
Net loss	$(1,548,400)	$(1,981,724)	$(32,294,186)

Net loss per common share - basic and diluted:	$(0.01)	$(0.02)

Weighted average common shares	139,714,554	112,995,379

See accompanying notes to consolidated financial statements

Calypso Wireless, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
Three months ended March 31, 2006 and 2005 (Unaudited)

			Cumulative
			totals from
			inception to
	2006	2005 (Restated)	March 31, 2006
Cash flows from operating activities:
Net loss	$(1,548,400)	$(1,981,724)	$(32,294,186)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation of property and equipment	3,903	16,439	135,471
Amortization of software development costs	671,032	388,174	3,965,000
Common stock issued for services	155,650	488,974	11,619,222
Impairment expenses	-	-	5,396,410
Write-off inventory	-	-	86,103
Bad debt expense	-	-	25,396
(Increase) decrease of operating assets:
Refund receivable	-	98,615	(25,396)
Prepaid expenses and other current assets	-	2,449	-
Inventory	-	(60,000)	-
Other assets	-	-	(114,451)
Increase (decrease) in operating liabilities:
Accounts payable	35,247	(20,936)	435,277
Accrued expenses	-	309,000	570,240
Accrued salaries and related liabilities	9,834	-	114,631
Advances from customers	-	-	84,790
Net cash used in operating activities	(672,734)	(759,009)	(10,001,493)

Cash flows from investing activities:
Purchase of property and equipment	-	(4,931)	(3,622,425)
Increase in patents	-	-	(455,797)
Increase in software development costs	-	(2,600)	(4,368,097)
Cash paid in investment in RV Technology Limited	-	-	(1,000,000)
Net cash used in investing activities	-	(7,531)	(9,446,319)

Cash flows from financing activities:
Proceeds from sale of common stock	670,000	1,155,000	18,990,447
Proceeds (repayment) from short-term borrowing	-	50,000	(103,905)
Net borrowings (repayment) of loans from shareholders	102,461	-	124,086
Proceeds from long-term debt	-	-	782,695
Repayment of long-term debt	-	-	(265,000)
Bank overdraft	(23,987)	-	-
Net cash provided by financing activities	748,474	1,205,000	19,528,323

Net increase in cash	75,740	438,460	80,511

Cash at beginning of year	4,771	36,318	-
Cash at end of period	$80,511	$474,778	80,511

Supplemental schedule of cash flow information:
Interest paid	$-	$642	218,094
Non-cash transactions:
Issuance of common stock for conversion of debt	$-	$2,623,426	$1,130,415
Issuance of common stock for acquisition of software development costs	-	-	1,390,000
Issuance of common stock for acquisition of investment in RV Technology Limited	-	-	950,000

See accompanying notes to consolidated financial statements

Calypso Wireless, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements Back to Table of Contents

(1) General

Calypso Wireless, Inc. (the "Company" or "CLYW"), formerly Kleer-Vu Industries, Inc., operates as a holding company with two wholly-owned subsidiaries. All monetary amounts noted in the financial statements are expressed in U.S. Dollars. Assets, Liabilities and transactions of Sleipner are denominated in Euros and Swiss Francs, but have been translated into US Dollars. Translation gain or loss does not have a material effect on the financial statements and has been included within the various expense categories involved.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-KSB/A for the year ended December 31, 2005.

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

(4) Employee Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" ) SFAS 123(R)). Prior to January 1, 2006, the Company accounted for its employee stock options under the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all employee options granted has an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company also grants options to non-employees for goods and services and in conjunction with certain agreements. These grants are accounted for under SFAS No. 123(R) based on the grant date fair values.

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation.

Three months ended

	March 31, 2006	March 31, 2005

Net loss as reported	$(1,548,400)	$(1,981,724)
Deduct: Total stock-based employee compensation (expense determined under the fair value method for all awards), net of tax effect	(0)	(67,341)
Pro forma net earnings (loss)	(1,548,400)	(2,049,065)

Earnings (loss) per share:
Basic net earnings (loss) per share – as reported	(0.01)	(0.02)
Basic net earnings (loss) per share – pro forma	(0.01)	(0.02)

The above pro forma effects on net loss and net loss per share are not likely to be representative of the effects on reported net earnings (loss) for future years because options vest over several years and additional awards could be made each year.

(5) Income Taxes

Certain prior year's tax returns have not been completed and filed with proper taxing authorities. Because the Company has substantial losses these failures to file are not considered to have a material adverse affect on the Company's financial position.