Form 10QSB
period 2006-06-30
CALYPSO WIRELESS INC
filed 2006-10-13
CIK 719729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-8497

CALYPSO WIRELESS, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	13-5671924
(State of Incorporation)	(I.R.S. Employer Identification No.)

5753 N.W. 158th Street, Miami Lakes, FL	33014
(Address of Principal Executive Offices)	(ZIP Code)

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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(b) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

At June 30, 2006, the Registrant had 146,637,970 shares of common stock issued and outstanding.

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

The company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The company is in the development stage and has primarily been involved in research and development and capital raising activities; as such the company has incurred significant losses from operations in 2005 and year to date 2006. As a result the company has an immediate need for capital to continue its operations, and it will need to raise additional funds to implement its business plan. Management believes that actions presently being taken to obtain additional debt and/or equity financing will provide the opportunity to continue as a going concern. Our Auditor’s opinion letter for the year ended December 31, 2005 included a modification related to our ability to continue as a going concern.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Internal Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006. Any impact on the Company’s consolidated results of operations and earnings (loss) per share will be dependent on the amount of any accounting changes or corrections of errors whenever recognized.

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

The Registrant's financial statements for the three and six month periods ended June 30, 2006 and 2005, as restated, are attached to this quarterly report.

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

Company History

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

Our Company’s focus is on creating products which minimize the technological barriers to change and accelerate the communication industry’s operating efficiency. The Company has revised its business model such that it will sell licensing agreements with OEMs (original equipment manufacturers) and businesses that cater to enterprise companies to license the technology based on our patented ASNAP™ technology (U.S. Patent Number: 6,680,923) and other products to the consumer market rather than become a supplier of cellular and other devices. Calypso Wireless’ mission is to conduct research and develop products which can be licensed to manufacturers, carriers and enterprise companies in the global wireless communications industry. It is the only technology that spans voice, video and data session transparency across macro-cellular networks and wireless local area networks. The ASNAP™ technology enables seamless session transparency of all sessions, voice/video/data across antennae on dual mode cell phones, WiFi and macro-cellular, as well as across devices-residential, enterprise to macro networks (cellular phones, WiFi enabled PCs/TVs/Stereos, Satellite devices, and wireline devices). Additionally the ASNAP™ patent covers Revenue Settlements with in-building networks to macro-network carriers.

Our technology was further advanced through the acquisition of Sleipner S. A. in October 2005. Sleipner builds advanced IP-based communications systems and software platforms enabling comprehensive network-telephony solutions and innovative data converged services for enterprise and consumer customers. Sleipner's VoIP and IP solutions and applications are designed on CoMEDIA, the first complete family of SIP-based solutions offered to the market. Service providers and enterprises can build their own SIP applications using Sleipner technology to fit their unique voice needs and compared with circuit-based deployments, VoIP implementations are completed faster with fewer difficulties. Sleipner's COMOB software enables smart phones and wireless PDA/Pocket PCs to switch between GSM or CDMA cellular towers and Wi-Fi access points known as hotspots. The European mobile market has a base of over 342 million subscribers and is continuing to grow rapidly. The Company believes that with its patented ASNAP™ technology, European mobile carriers should be able to expand their customer base, reduce costs of additional frequency spectrum and infrastructure, and increase revenues by offloading capacity to the Wireless Local Area Networks and IP Networks with new services featuring our WiFi-GSM-GPRS VoIP cellular phone. Sleipner’s operations are currently being conducted out of our Miami Lakes office.

On July 22, 2005, Calypso Wireless acquired a 16.8% interest in RV Technology Ltd. (RV Technology). RV Technology is a limited company under the laws of Hong Kong. The company is privately held and Calypso Wireless is the third largest shareholder. RV Technology develops and designs WiFi wireless handheld devices such as smart phones and wireless PDA/Pocket PCs for the consumer market and this ownership interest was purchased when the Company was expecting to manufacture cellular phones and devices.

Analysis and Plan of Operation

Fixed-mobile convergence (FMC) technology allows individuals to unite their mobile and business or home communications under a single phone number and voicemail system by using a combination of software, hardware and wireless services to register multiple handsets with a system. Proponents of FMC include mobile OEMs such as Motorola, Nokia and Sony Ericsson along with carriers such as AT&T Wireless, Cingular Wireless and T-Mobile all of which are supporting a mobile-centric model. Unlicensed Mobile Access (UMA) would allow cellular GSM (Global System for Mobile Communications) and GPRS (General Packet Radio Service) transmissions to travel over broadband networks operating in unlicensed radio bands. Dual-mode handsets would be able to seek out public and private wireless broadband internet networks (Wi-Fi and potentially WiMAX) and switch transmissions over to those networks to improve coverage or reduce airtime costs.

Broadband and VoIP providers want to route calls over their own networks (VoIP and/or wireline) whenever possible. Providers will equip customers with Bluetooth or Wi-Fi switching centers that use technologies such as SIP (Session Initiation Protocol) and IMS (IP Multimedia Subsystem) to route calls to a single mobile headset or a combination of handsets and devices.

According to the July 2006 issue of PC Today. Cellular hardware vendors are pursuing FMC aggressively. ABI Research predicts the market for fixed mobile handsets will reach 100 million annually by 2009. And, traditional telephone companies customer base is dropping. Market research firm Research And Markets predicts wireline usage in the US will drop 8.5% by 2009. These companies need to offer a new value proposition. A principal analyst at Gartner is convinced that convergence is coming to stay. He says in the future, everyone will have a single mobile terminal for all their telephony needs. They will be reached under a single number anytime and anywhere. Also, a 2005 survey by Boston research and consulting firm Chadwick Martin Bailey found that 23% of IT managers have already allocated budget for FMC.

These services will be used because they are convenient and cost effective. ASNAP™ technology allows for seamless integration to the existing core networks, existing cellular/landline devices. Being able to seamlessly tie together assets from the mobile and fixed networks to reduce costs and enable better applications has been too cost prohibitive for large scale deployments, until recently with Calypso Wireless ASNAP™ technology. Calypso Wireless offers controlled seamless session transparency.

The second quarter was largely one of transition in conjunction with the change in business model. We have reviewed operations and reduced our costs. Substantial time has been spent with potential investors and other funding entities to address our liquidity concerns. This activity has continued into the beginning of the third quarter.

Calypso Wireless has begun the planning and activities required to begin to finalize and deliver products to the market place under licensing agreements. These activities are undertaken to strengthen Calypso as a company, to commercialize products which have been and are being developed, to finalize licensing agreements, to complete obtaining world-wide patents as well as additional patents, and to prepare to defend our patents.

We realize that we must get our products to market and begin to show revenue in order to increase shareholder value. Our shareholders and our creditors have financed our research and development activities. Rapid changes in the wireless and telecommunications sectors have made the development of a cellular phone too costly and the competitors are many. As a result we have changed with the market and are moving toward licensing our technology and developing strategic partnerships that will more quickly realize value for our shareholders. Our strategy includes the following elements:

A.	“Productize” commercial products for delivery to the market
➢	Products for the Enterprise based on ASNAP
➢	Products for the consumer based on a new development which is in the patent application process now

B.	Improve our business operations and capacity to produce revenue
➢	Reduce costs, improve liquidity, and reduce current liabilities
➢	Organize for effective and timely product life cycle management
➢	Enter into more complex paid field trial agreements with major strategic partners which will drive the customization of our products and help us form alliances that will be beneficial to the company
➢	Finalize sales agreements

A.	“Productize” commercial products for delivery to the market

The Fixed-Mobile Convergence Alliance (FMCA) was formed 18 months ago and is one of the fastest growing “operator only” alliances in the world. They have 25 global telecoms operators as members to include-- AT&T, BrasilTelecom, Telecom Italia, T Deutsche Telekom and the like—they have a subscriber-base of over 925 million customers. They are focused on the productization of convergence technologies—hardware products, software products, and service products. The formation and activity of this group shows that Calypso Wireless is in an important space at the right time. According to their information Klaus Kleinfeld, Siemens CEO said “It’s clear even to the brain dead that convergence is very real and driving the marketplace. This is no longer just a trend - this is mainstream.”

Our enterprise products and services include the Calypso Wireless patented ASNAP™ technology that allows the seamless switching between PSTN and VoIP, through the ASNAP™ seamless session control. In addition, the Calypso-Sleipner ASNAP™ MediaGateway/Media Server which is a comprehensive and flexible development environment for business and carrier-grade critical Next Generation Network (NGN) solutions.

As previously mentioned, Calypso has a prototype of a new product with great potential for the consumer market. BLUBLASTERTM  will free the user from the confining space of a headset and free him or her to use the cellular phone as the tool to talk via Skype or any other popular and commonly used VoIP application that is on the market. Also, it will allow the user to have a single phonebook to use for their cell as well as for their VoIP call made by using their computer. BLUBLASTERTM will also have the capability of controlling the VoIP application and its feature via the cellular as a remote control.

BLUBLASTERTM will replace the headset and microphone that users need to purchase and use in order for them to make VoIP calls via Skype, Yahoo Talk, etc. using the computer and allow them to use their own Bluetooth cellular phone instead.

B.	Improving our business operations

Reduce costs, improve liquidity, and reduce current liabilities

We have reduced our operating costs in the second quarter. We are reviewing our employee resources for the appropriate mix of skills for our business model to reduce costs, outsource some functions in order to reduce future costs. Further, we are in the process of selling the equipment that was originally purchased to produce telephones for additional liquidity. We are also, looking for opportunities to sell our stock in RV Tec which was purchased in connection with the production of phones.

We are vigorously seeking investors or other sources of financing to provide an infusion of capital in order to, finance the commercialization of our products and pay the remaining amounts required for the foreign and newly filed patents, and reduce our current liabilities. Costs for the commercialization of the products include costs to provide for project management, contracted software customization, programmers for testing and quality review, senior programmer for debugging, acquisition of hardware, telephone devices and a library source card, customer care, development of documentation, and sales costs such as travel, contract development and review and trade show costs.

Organization

We are organizing around our licensing business model. Our executives are now also shareholders. They have been incentivized to increase shareholder value and be held accountable for the success of the company. We will have a section for Enterprise products such as ASNAP which is sold to enterprises and another section for products sold primarily for consumers. As we ramp up, our technology executives, the Chief Technology Officer and Vice President of Research and Development will be responsible for the successful and timely deployment of current Calypso products to the market place, customer care and problem resolution, developing our strategic partnerships to obtain significant field trial agreements and business development including marketing and sales presentations to obtain licensing agreements, within the constraints of funding availability. Under their technical direction, the Project Managers will be responsible for overseeing the development of the production software, testing, quality and deployment/rollout. The Chief Financial Officer, Cheryl L. Dotson, will be in-charge of accounting, reporting, will review all significant and material agreements for licensing and outsourced services, and other special assignments as required. Accounting will handle the billing and recognition of revenue, recording and collection of accounts receivable, etc.

Develop strategic partnerships

During initial development of the product we successfully completed field trials for testing purposes. Now, Calypso will enter into more complex, paid field trial agreements with major strategic partners which will drive the customization of our products and help us form alliances that will be beneficial to the company. Both companies would have to invest in these trials. The trials would determine if our product would need to be customized for the particular software and or cellular device. It will lead to stronger relationships for production of income and may lead to additional product enhancements.

Finalize sales agreements

Calypso Wireless has been very actively pursuing contracts. Our sales and technology personnel have been demonstrating our technology to potential purchasers. We believe this activity will soon result in our first contract. Further, Alcatel which purchased Lucent Technology has contacted Calypso Wireless regarding meeting about our ASNAP patented solution. We are in discussion with Ericsson Latin America regarding signing a technical collaboration agreement with us which begins a field trial and then goes directly to licensing upon successful completion of the trial. The Company will attempt to renew discussions with other technology vendors we have previously had preliminary discussions with under the previous business model.

Results of Operations - Three Months and Six Months Ended June 30, 2006 Compared to Three Months and Six Months Ended June 30, 2005

Revenues: During the three month and six month periods ended June 30, 2006 and 2005, the Company did not generate any revenues related to the sale of its products.

Operating expenses: Operating expenses incurred for the three and six months ended June 30, 2006, were $1,140,376 and $2,688,776 compared to $1,487,736 and $3,469,460 for the three and six months ended June 30, 2005, as restated. Unlike previous quarters depreciation and amortization accounted for 59% of operating expenses.

Net Loss and Loss Per Share: The Company's net loss for the three and six months ended June 30, 2006, were $1,140,376 and $2,688,776 compared to $1,487,736 and $3,469,460 for the three and six months ended June 30, 2005, as restated. For the three months and six months ended June 30, 2006, the net loss per share was $0.01 and $0.02 compared to $0.01 and $0.03 for the three and six months ended June 30, 2006.

Off-Balance Sheet Arrangements: The Company had no off-balance sheet arrangements for the six month period ended June 30, 2006

Liquidity and Capital Resources

At June 30, 2006, we had a working capital deficit of $1,694,027 compared to a negative working capital of $1,494,273 at December 31, 2005. The Company's cash position at June 30, 2006 was $104,993 compared to $4,771 at December 31, 2005. The Company's negative working capital is partially due to the difficulty the company has had in raising capital while changing its business model. During August 2006, the Company began selling the equipment that had previously been purchased for the production of telephones. Sales of the equipment continue in September. The resultant funds will be used to reduce accrued payables and for normal business operations. During 2006, the Company has raised $983,500 in private placement offerings for working capital purposes.

Further, the Company is actively pursuing and providing information to investors and other funding entities in order to obtain additional investment into the company. Some of these investors are contemplating acquiring a significant interest in or majority interest in Calypso by purchasing shares from current shareholders which could result in a change in control.

The Company requires approximately $3 million in to fund its annual operating budget for 2006. Of this amount, approximately $500,000 is required to deploy products for revenue generation within the next six months. If the transaction contemplated above is not finalized, the Company will seek short-tern funding to finalize the product such that the funding can be paid back from revenues generated. There are also other alternatives which the Company could employ but which would result in significant less revenue.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon this evaluation of the Registrant’s controls and procedures, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2006.

Internal controls over financial reporting.

The Company’s internal control over financial reporting was not compliant with the procedures as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act.

The Company is taking actions to improve, and plans to continue to evaluate corporate governance procedures and certain disclosure controls and procedures.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

On April 1, 2005, the Company terminated the services of the law firm of Sears & Crawford. They sought arbitration to recover legal fees that were challenged by Calypso. On January 13, 2006, the case was settled for the amount of $50,000 and 450,000 shares of Calypso common stock. The funds were transferred and the stock was issued a few days after the deadline included in the settlement and without the required request for an extension. As a result, on May 8, 2206 Sears & Crawford obtained a summary judgment for an additional $129,584.37, with an interest rate of 7%, due to the late payment. On August 21, 2006 Sears and Crawford filed an Application for Turn Over Order requesting the court issue an order for the company to turn over the patent to satisfy the remaining $115,220.57 still owed on the judgment. On September 28, 2006 this case was settled for the amount of $50,000 and 250,000 shares of Calypso common stock. The funds have been wire transferred to Sears & Crawford’s account. On October 3, 2006 the Judge signed an order but later vacated it on the Company’s unopposed motion, setting aside the turnover order based on a settlement reached by the parties. These amounts have been accrued in the financial statements.

On October 6, 2005, Robert Leon, the Company's former Chief Technology Officer, commenced an action against the Company seeking additional compensation and reimbursement of certain expenses. On June 23, 2006, the Company agreed to a Stipulated Settlement Agreement, General Release and Proposed Order for the payment of $60,000 and issuance of 150,000 shares of stock. These amounts are accrued in the financial statements as presented.

On March 3, 2006, Canal Place Ltd. commenced an action against the Company seeking unpaid rent for the term of certain leased property in Akron Ohio in the amount of $27,755.56. The Company had moved certain technical employees from Akron to Miami and decided to abandon the lease in Akron. The Company has made an offer to settle this case and is awaiting a response. This amount is accrued in the financial statements as presented.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

5/19/06	World Asset Development	999,999	Private Placement valued at $150,000	Section 4(2)
6/21/06	Property Guru	580,000	Private Placement valued at $58,000	Section 4(2)
6/21/06	Tourism Investments	965,000	Private Placement valued at $96,500	Section 4(2)
6/21/06		90,000	Private Placement valued at $9,000	Section 4(2)

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

By: /s/ David Davila
CEO and President
Dated: October 13, 2006

By: /s/ Cheryl L. Dotson
Chief Financial Officer
Dated: October 13, 2006

By: /s/ Antonio Zapata
Antonio Zapata, Chairman
Date: October 13, 2006

By: /s/ Julietta Moran
Director
Date: October 13, 2006

Financial Statements

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Balance Sheets

June 30, 2006 and December 31, 2005
(Unaudited)

	June 30,	December 31,
Assets	2006	2005
	(Unaudited)	(Audited)

Current assets:
Cash	$104,993	$4,771
Total current assets	104,993	4,771

Assets held for resale	576,000	576,000
Investment in RV Technology Limited	1	1
Property and equipment, net	36,639	44,446
Patents	455,797	455,797
Software development cost, net	1,342,064	2,684,129
Other assets	92,548	92,548
Total assets	$2,608,042	$3,857,692

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	514,267	400,030
Accrued expenses	532,430	570,240
Accrued salaries and related liabilities	219,588	104,797
Advances from customers	84,790	84,790
Bank overdrafts	-	23,987
Notes payable to related parties	447,945	315,200
Total liabilities - current	1,799,020	1,499,044

Stockholders' equity:
Common stock, $.001 par value. Authorized 200,000,000 shares:
146,637,970 shares issued and outstanding at June 30, 2006, 138,749,638 shares issued and outstanding at December 31, 2005	146,638	138,750
Additional paid-in capital	34,096,946	32,965,684
Deficit accumulated during the development stage	(33,434,562)	(30,745,786)
Total stockholders' equity	809,022	2,358,648

Total liabilities and stockholders' equity	$2,608,042	$3,857,692

See accompanying notes to unaudited condensed consolidated financial statements.

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Operations

Three and six months ended June 30, 2006 and 2005
(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Cumulative totals from inception to June 30,
	2006	2005	2006	2005	2006
		Restated		Restated

Revenues	$-	$-	$-	$-	$-
Cost of goods sold	-	-	-	-	-
Gross profit	-	-	-	-	-

Operating expenses:
Research and development	113,806	133,551	184,431	280,048	6,440,398
General and administrative expenses	351,633	949,619	1,154,473	2,379,591	16,642,149
Impairment expense	-	-	-	-	5,396,410
Write-off of inventories	-	-	-	-	86,103
Interest expense	-	71	-	713	218,094
Depreciation and amortization	674,937	404,495	1,349,872	809,108	4,775,408
Total operating expenses	1,140,376	1,487,736	2,688,776	3,469,460	33,558,562

Operating loss	(1,140,376)	(1,487,736)	(2,688,776)	(3,469,460)	(33,558,562)

Other income - gain on sale of assets	-	-	-	-	124,000

Net loss before provision for income taxes	(1,140,376)	(1,487,736)	(2,688,776)	(3,469,460)	(33,434,562)

Provision for income taxes	-	-	-	-	-

Net loss	$(1,140,376)	$(1,487,736)	$(2,688,776)	$(3,469,460)	$(33,434,562)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average common shares	142,156,304	119,150,829	140,936,154	116,101,707

See accompanying notes to unaudited condensed consolidated financial statements.

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

Six months ended June 30, 2006 and 2005
(Unaudited)

	June 30,		Cumulative totals from inception to June 30,
	2006	2005	2006

Cash flows from operating activities:
Net loss	$(2,688,776)	$(3,469,460)	$(33,434,562)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	7,807	32,760	139,375
Amortization of software development costs	1,342,065	776,348	4,636,033
Common stock issued for services	155,650	1,075,174	11,619,222
Impairment expenses	-	-	5,396,410
Write-off of inventories	-	-	86,103
Bad debt expense	-	-	25,396
(Increase) decrease in operating assets:
Refund receivable	-	98,615	(25,396)
Prepaid expenses	-	34,186	-
Inventory	-	(60,000)	-
Other assets	-	(2,029)	(114,451)
Increase (decrease) in operating liabilities:
Accounts payable	114,237	122,603	514,267
Accrued expenses	(37,810)	-	532,430
Accrued salaries and related liabilities	114,791	-	219,588
Advances from customers	-	-	84,790
Net cash used in operating activities	(992,036)	(1,391,803)	(10,320,795)

Cash flows from investing activities:
Purchase of property and equipment	-	(4,231)	(3,622,425)
Patents	-	(5,661)	(455,797)
Software development costs	-	-	(4,368,097)
Investment in affiliate	-	-	(1,000,000)
Net cash used in investing activities	-	(9,892)	(9,446,319)

Cash flows from financing activities:
Net proceeds from the sale of common shares	983,500	1,155,000	19,303,947
Proceeds from short-term borrowing	-	17,178	(103,905)
Repayment of short-term borrowing	-	(11,083)	-
Proceeds from borrowings from related parties	132,745	248,000	154,370
Proceeds from long-term borrowings	-	-	782,695
Repayment of long-term borrowings	-	-	(265,000)
Bank overdrafts	(23,987)	-	-
Net cash provided by financing activities	1,092,258	1,409,095	19,872,107

Net increase in cash	100,222	7,400	104,993

Cash at beginning of year	4,771	36,318	-
Cash at end of period	$104,993	$43,718	$104,993

Supplemental schedule of cash flow information:
Interest paid	$-	$713	$218,094

Non-cash transactions:
Issuance of common stock for conversion of debt	$-	$2,623,426	$1,130,415
Issuance of common stock for acquisition of software development costs	$-	$-	$1,390,000
Issuance of common stock for acquisition of investment in RV Technology Limited	$-	$-	$950,000
Issuance of common stock for acquisition of Sleipner, S.A.	$-	$-	$1,170,000

See accompanying notes to unaudited condensed consolidated financial statements.

CALYPSO WIRELESS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	General

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

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

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Internal Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have adopted SFAS No. 154 on January 1, 2006. Any impact on the Company’s consolidated results of operations and earnings (loss) per share will be dependent on the amount of any accounting changes or corrections of errors whenever recognized.

CALYPSO WIRELESS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

CALYPSO WIRELESS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)	Employee Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" ) SFAS 123(R)). Prior to January 1, 2006, the Company accounted for its employee stock options under the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all employee options granted has an exercise price equal to the market value of the underlying common stock on the date of grant.

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

	Six months ended
	June 30, 2006	June 30, 2005

Net loss as reported	$(2,688,776)	$(3,469,460)
Deduct: Total stock-based employee compensation (expense determined under the fair value method for all awards), net of tax effect	(0)	(354,494)
Pro forma net earnings (loss)	(2,688,776)	(3,823,954)

Earnings (loss) per share:
Basic net earnings (loss) per share - as reported	(0.03)	(0.03)
Basic net earnings (loss) per share - pro forma	(0.03)	(0.03)

The above pro forma effects on net loss and net loss per share are not likely to be representative of the effects on reported net earnings (loss) for future years because options vest over several years and additional awards could be made each year.