Form 10QSB
period 2006-09-30
CALYPSO WIRELESS INC
filed 2007-06-05
CIK 719729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No.: 1-8497

CALYPSO WIRELESS, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	13-5671924
(State of Incorporation)	(I.R.S. Employer Identification No.)

2500 N.W. 79th Ave., Suite 220, Doral, FL	33122
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (305) 477-8722

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

At September 30, 2006, the Registrant had 146,922.970 shares of common stock issued.

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

The company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The company is in the development stage and has primarily been involved in research and development and capital raising activities; as such the company has incurred losses from operations in 2005 and year to date 2006. As a result the company has a need for capital to continue its operations, and it will need to raise additional funds to implement its business plan. Management believes that actions presently being taken to obtain additional debt and/or equity financing will provide the opportunity to continue as a going concern. Our Auditor’s opinion letter for the year ended December 31, 2005 included a modification related to our ability to continue as a going concern.

The Registrant's financial statements for the three and nine month periods ended September 30, 2006 and 2005, are attached to this quarterly report.

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

Company History

Calypso Wireless, Inc. (the "Company", "we", "Calypso" or Calypso Wireless), formerly Kleer-Vu Industries, Inc. (Kleer-Vu), was incorporated in the State of Delaware on March 22, 1983. The Company operates as a holding company with three subsidiaries, Industria de Telecomunicaciones Americanas ATEL, S.A. (American Telecom Industries ATEL, S.A.), which was incorporated in 1997 under the Laws of the Republic of Costa Rica; Sleipner, S. A. which was incorporated in 2003 under the laws of Switzerland and doing business in Milan, Italy; and Calypso Technology Holdings, Inc which was incorporated in 2006 in the State of Florida.

The Company is a result of a business combination on October 4, 2002, between Kleer-Vu Industries, Inc., a public shell company, and Calypso Wireless, Inc., a privately held development stage company incorporated in the State of Florida in 1998. Kleer-Vu acquired all of the outstanding capital stock of Calypso Wireless, Inc. by issuing 90,000,000 shares of its restricted common stock. For accounting purposes, the acquisition has been treated as the recapitalization of Calypso Wireless, Inc., with Calypso Wireless, Inc. being deemed the acquirer of Kleer-Vu in a reverse merger. At the conclusion of the merger, Calypso Wireless, Inc. stockholders held 99.8% of the combined company. The Company is a development stage company. The company has been in the development stage since inception of its wholly owned subsidiary; Industria de Telecomunicaciones Americanas ATEL, S.A. (American Telecom Industries ATEL, S.A.) which was incorporated in 1997 under the Laws of the Republic of Costa Rica. American Telecom Industries ATEL, S.A. began its research and development activities in 1997. In July, 2005, Calypso Wireless acquired a 16.8% interest in RV Technology Ltd. (RV Technology). RV Technology is a limited company under the laws of Hong Kong. The company is privately held. In October, 2005 Calypso acquired Sleipner S. A. to obtain software to complement ASNAP. In September, 2006 the board of Directors authorized the creation of a wholly owned subsidiary Calypso Technology Holding, Inc. which was incorporated in Florida to explore a proposed contract with VoipTel to propose on a contract in Argentina that would have Calypso providing a dual mode device operating on GSM and Wi-Fi in 802.11a standard (5Ghz). Calypso Technology Holdings received $10,000 Buenos Aires VoipTel the prime bidder to travel to Argentina and assist in the proposal to the Argentina government officials. VoipTel has not received the frequencies required to proceed with any work. There was no other activity in Calypso Technology Holdings.

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

Overview

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

Facilities

Calypso Wireless has relocated its offices. Effective January 1, 2007 Calypso entered into a lease to occupy office space at 2500 N. W. 79th Ave., Doral, FL 33122, Suite 220. The terms are $3600 per month from January 1, 2007 to December 31, 2008. This new lease reduces operating costs.

Results of Operations

Three Months and Nine Months Ended September 30, 2006 Compared to Three Months and Nine Months Ended September 30, 2005

The third quarter of 2006 was devoted to reducing expenses based on the licensing model; pursing investors; pursuing contracts; continued product development and risk mitigation.

Revenues: During the three month and nine month periods ended September 30, 2006 and 2005, the Company did not generate any revenues related to the sale of its products.

Operating expenses: Operating expenses incurred for the three and nine months ended September 30, 2006, were $965,513 and $3,654,289 compared to $1,542,973 and $5,012,433 for the three and nine months ended September 30, 2005. Operating expenses, for the three and nine months ended September, 2006, have been substantially reduced and consist primarily of depreciation and amortization - non-cash expenditures. Cash operating expenses were primarily for significantly reduced staff and rent.

Net Loss and Loss Per Share: The Company's net loss for the three and nine months ended September 30, 2006, were $1,439,044 and $4,127, 820 compared to $1,542,973 and $5,012,433 for the three and nine months ended September 30, 2005. For the three months and nine months ended September 30, 2006, the net loss per share was $0.01 and $0.03 compared to $0.01 and $0.04 for the three and nine months ended September 30, 2005. the net loss for the three and nine months ended September 30, 2006 includes a $473,531 loss on the sale of equipment related to the production of cell phones.

Off-Balance Sheet Arrangements: The Company had no off-balance sheet arrangements for the nine month period ended September 30, 2006

Liquidity and Capital Resources

At September 30, 2006, we had a working capital deficit of $1,846,090 compared to a negative working capital of $1,494,273 at December 31, 2005. The Company's cash position at September 30, 2006 was $5,671 compared to $4,771 at December 31, 2005. Calypso did not generate any revenue in this quarter from operations but did sell equipment that had previously been held for the manufacture of cell phones. The Company was unable to finalize any agreements with potential investors that were to have raised significant capital and would have potentially resulted in a change in control. Through 2006, the Company has raised $983,500 in private placement offerings for working capital purposes.
The Company continues to actively pursue additional funding as investment into the company.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2006, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 5, 2004, Drago Daic d/b/a Tribeca Inc, filed a lawsuit against the Company, Texas, alleging that the Company delivered restricted shares rather than registered shares in a stock purchase; that he was assigned an interest in a lawsuit and the Company refused to acknowledge his interest; that he was hired to assist in obtaining the grant of a patent in exchange for 4,500,000 shares. Although, the Company disputes the claims; has never issued any shares to Mr. Drago, is not pursing litigation against anyone, never signed a contract for assistance with the patent and has used its attorneys Malloy & Malloy to obtain such patent; on December 8, 2006, the Court rendered a judgment against Calypso in the amount of $117,000,000. Our attorneys felt that the Company had not adequately presented information in its defense due to new evidence becoming available. Therefore, after entry of this judgment, Calypso has filed a lawsuit seeking a “bill of review”, in effect a suit to set aside the Daic judgment, based on new information. The bill of review was granted :Calypso Wireless, Inc. v. Drago Daic, Cause No. 2007-22571 in the 151st District Court of Harris County, Texas. We are awaiting the date to be set for the trial. The Company believes that this new trial will reverse the judgment; however the outcome of this case is uncertain.

On April 1, 2005, the Company terminated the services of the law firm of Sears & Crawford. They sought arbitration to recover legal fees that were challenged by Calypso. The Company has settled this lawsuit.

On October 6, 2005, Robert Leon, the Company's former Chief Technology Officer, commenced an action against the Company seeking additional compensation and reimbursement of certain expenses. On June 23, 2006, the Company agreed to a Stipulated Settlement Agreement, General Release and Proposed Order for the payment of $60,000 and issuance of 150,000 shares of stock. The shares have been issued, however payment of the cash portion has not been made. The amount is accrued in the financial statements as presented.

On March 3, 2006, Canal Place Ltd. commenced an action against the Company seeking unpaid rent for the term of certain leased property in Akron Ohio in the amount of $27,755.56. The Company had moved certain technical employees from Akron to Miami and decided to abandon the lease in Akron. This amount is accrued in the financial statements as presented although no further action has been taken by Canal Place, Ltd. to further a lawsuit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

ITEM 5.02 DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS

(b)
On February 14, 2007 the Registrant accepted the resignation of David Davila, chief executive officer and president of the Registrant. The letter of resignation addressed to the Registrant, which is attached as Exhibit 17.1 to this current report, stated that Mr. Davila resigned for health reasons. On October 19, 2006 the Registrant accepted the resignation of Ms. Cheryl L. Dotson, chief financial officer of the Registrant. The letter of resignation addressed to the Registrant, which is attached in exhibit 17.1 to this current report, stated that Ms. Dotson intends to pursue other opportunities. However, May 18, 2007, Ms. Dotson returned to Calypso as a consultant.

(c)
(1) On March 1, 2007 the Registrant appointed Cristian Turrini, 34, to the position of President and Chief Executive Officer; on May 16, 2007, the Registrant appointed Mr. Robert B. Sando, 47, Chief Financial Officer and Secretary.

(c)
(2) Mr. Turrini joined Calypso in September, 2005 as Vice President and has been active in pursuing licensing contracts. Mr. Turrini was assistant director of Latin America legal affairs, for De La Peña & Associates, P.A., Miami, Florida where he was iinvolved in business development in Latin America; negotiations of potential corporate partnerships; acquisitions and customer contracts with clients in Latin America and Spain. He also drafted numerous contracts for domestic and international transactions and negotiated contracts on behalf of clients, especially in the area of telecommunications. He previously served with Grupo Sette and was involved in the privatization of State Own Enterprises such as the telephone company; assisted government with telecommunications regulations and assisted with foreign investments, business developments and international corporate transactions.

Mr. Robert B. Sando was chief financial officer of Millennium Group LTD where he advised private technology companies on financial business and operational strategies. He previously served as CFO/Director of Finance for Xtellus, Inc. and Director of Finance/Treasurer for Qtera Corporation. He is a veteran financial executive who has joined Calypso to build and improve the company's financial structures, strategic planning, and to ensure compliance with financial policies and procedures. Mr. Sando possesses a wealth of entrepreneurial experience in the technology industry and has an impressive track record of bringing technology companies to sustained profitability.

None of the officers have a family relationship with other directors, officers or nominees.

(c )	(3) None of the appointees has a material interest in any former or future transactions of the Registrant.

The employment agreements for each of these appointees of the Registrant are included as Exhibits in Item 9.01. Further, the Company has developed a bonus program to reward Mr. Turrini for meeting certain performance goals which are important to the Company.

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
9.01	Employment Contracts for Christian Turrini and Robert Sando
17.1	Resignation Letters David Davila and Cheryl L. Dotson
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By: /s/ Cristian Turrini
CEO and President
Dated: June 5, 2007

By: /s/ Robert Sando
Chief Financial Officer
Dated: June 5, 2007

Financial Statements

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Balance Sheets

September 30, 2006 and December 31, 2005
(Unaudited)

Assets	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)

Current assets:
Cash	$5,671	$4,771
Total current assets	5,671	4,771
Assets held for resale	-	576,000
Investment in RV Technology Limited	1	1
Property and equipment, net	30,234	44,446
Patents	455,797	455,797
Software development cost, net	671,031	2,684,129
Other assets	81,105	92,548
Total assets	$1,243,839	$3,857,692

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	522,515	400,030
Accrued expenses	518,067	570,240
Accrued salaries and related liabilities	349,613	104,797
Advances from customers	84,790	84,790
Bank overdrafts	-	23,987
Notes payable to related parties	376,776	315,200
Total liabilities - current	1,851,761	1,499,044

Stockholders' equity (deficit):
Common stock, $.001 par value. Authorized 200,000,000 shares:
146,922,970 shares issued and outstanding at September 30, 2006, 138,749,638 shares issued and outstanding at December 31, 2005	146,923	138,750
Additional paid-in capital	34,118,761	32,965,684
Deficit accumulated during the development stage	(34,873,606)	(30,745,786)
Total stockholders' equity (deficit)	(607,922)	2,358,648

Total liabilities and stockholders' equity	$1,243,839	$3,857,692

See accompanying notes to unaudited condensed consolidated financial statements.

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Operations

Three and Nine months ended September 30, 2006 and 2005
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative totals from inception to September 30,
	2006	2005	2006	2005	2006

Revenues	$-	$-	$-	$-	$-
Cost of goods sold	-	-	-	-	-
Gross profit	-	-	-	-	-

Operating expenses:
Research and development	130,751	70,609	315,182	350,657	6,571,149
General and administrative expenses	157,324	1,067,524	1,311,797	3,447,115	16,799,473
Impairment expense	-	-	-	-	5,396,410
Write-off of inventories	-	-	-	-	86,103
Interest expense	-	358	-	1,071	218,094
Depreciation and amortization	677,438	404,482	2,027,310	1,213,590	5,452,846
Total operating expenses	965,513	1,542,973	3,654,289	5,012,433	34,524,075

Operating loss	(965,513)	(1,542,973)	(3,654,289)	(5,012,433)	(34,524,075)

Other operating income (loss) - gain on sale of assets	(473,531)	-	(473,531)	-	(349,531)

Net loss before provision for income taxes	(1,439,044)	(1,542,973)	(4,127,820)	(5,012,433)	(34,873,606)

Provision for income taxes	-	-	-	-	-

Net loss	$(1,439,044)	$(1,542,973)	$(4,127,820)	$(5,012,433)	$(34,873,606)

Net loss per share - basic and diluted	(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted average common shares	142,156,304	128,054,730	141,342,604	120,100,536

See accompanying notes to unaudited condensed consolidated financial statements.

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

Nine months ended September 30, 2006 and 2005
(Unaudited)

	September 30,		Cumulative totals from inception to September 30,
	2006	2005	2006

Cash flows from operating activities:
Net loss	$(4,127,820)	$(5,012,433)	$(34,873,606)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	14,212	49,068	145,780
Amortization of software development costs	2,013,098	1,164,522	5,307,066
Common stock issued for services	177,750	1,337,074	11,641,322
Impairment expenses	-	-	5,396,410
Loss of sales of assets	473,531	-	473,531
Write-off of inventories	-	-	86,103
Bad debt expense	-	-	25,396
(Increase) decrease in operating assets:	-
Refund receivable	-	98,615	(25,396)
Prepaid expenses	-	(96,711)	-
Inventory	-	(60,000)	-
Other assets	11,443	(2,097)	(103,008)
Increase (decrease) in operating liabilities:		-
Accounts payable	122,485	110,782	522,515
Accrued expenses	(52,173)	-	518,067
Accrued salaries and related liabilities	244,816	-	349,613
Advances from customers	-	-	84,790
Net cash used in operating activities	(1,122,658)	(2,411,180)	(10,451,417)

Cash flows from investing activities:
Purchase of property and equipment	-	(8,539)	(3,622,425)
Proceeds from sale of assets	102,469		102,469
Patents	-	(7,284)	(455,797)
Software development costs	-	-	(4,368,097)
Investment in affiliate	-	(1,000,000)	(1,000,000)
Net cash used in investing activities	102,469	(1,015,823)	(9,343,850)

Cash flows from financing activities:
Net proceeds from the sale of common shares	983,500	3,420,000	19,303,947
Proceeds from short-term borrowing	-	54,770	(103,905)
Repayment of short-term borrowing	-	-	-
Proceeds from borrowings from related parties	132,745	308,000	154,370
Repayment of borrowings from related parties	(71,169)	-	(71,169)
Proceeds from long-term borrowings	-	-	782,695
Repayment of long-term borrowings	-	-	(265,000)
Bank overdrafts	(23,987)	-	-
Net cash provided by financing activities	1,021,089	3,782,770	19,800,938

Net increase in cash	900	355,767	5,671

Cash at beginning of year	4,771	36,318	-
Cash at end of period	$5,671	$392,085	$5,671

Supplemental schedule of cash flow information:
Interest paid	$-	$1,071	$218,094

Non-cash transactions:
Issuance of common stock for conversion of debt	$-	$2,679,926	$1,130,415
Issuance of common stock for acquisition of software development costs	$-	$-	$1,390,000

See accompanying notes to unaudited condensed consolidated financial statements.

(1)	General

Calypso Wireless, Inc. (the "Company" or "CLYW"), formerly Kleer-Vu Industries, Inc., operates as a holding company with three wholly-owned subsidiaries. All monetary amounts noted in the financial statements are expressed in U.S. Dollars.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 2006 are not indicative of the results that may be expected for the year ended December 31, 2006.

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

In 2006, the Financial Accounting Standards Board issued the following:

- SFAS No. 155: Accounting for Certain Hybrid Financial Instruments
- SFAS No. 156: Accounting for Servicing of Financial Assets
- SFAS No. 157: Fair Value Measurements
- SFAS No. 158: Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans
- SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115
- FIN No. 48: Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109

Management has reviewed these new standards and believes that they have no impact on the financial statements of the Company at this time; however, they may apply in the future.

(4)	Capital Stock, Options and Warrants

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 146,922,970 shares were issued and outstanding at September 30, 2006, and 2,249,724 shares were reserved for issuance pursuant to the exercise of outstanding stock options and warrants as of September 30, 2006.

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

CALYPSO WIRELESS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes information about options and warrants outstanding at September 30, 2006 and 2005:

	Shares	Weighted Average Exercise Price September 30, 2006	Shares	Weighted Average Exercise Price September 30, 2005
Outstanding at beginning of year	1,501,806	$.88	425,000	$1.01.
Granted	747,918.88		696,946	1.01
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at end of periodr	2,249,724	$.88	1,121,946	$1.01

Weighted average fair value of options and warrants granted during the period	$.88	$.88	$1.01	$1.01

Exercisable at end of month	2,249,724	$.88	1,121,946	$1.01

Stock-based compensation is composed of the following for the nine-month ended September 30, 2006:

Options and warrants	$-
Stock-based compensation at fair value	177,750
Total stock-based compensation expense	$177,750

(5)	Software Development Costs

Software development costs represent capitalized costs incurred in the development of the cellular phones and telecommunications infrastructure software. The Company began capitalizing this cost once technological feasibility had been established during the first quarter of 1999. All costs incurred prior to establishment of technological feasibility were expensed as research and development expenses. Effective January 1, 2004, the Company began amortizing the balance of software development costs over a three-year period. Effective January 1, 2005, Company is no longer capitalizing software development costs.

(6)	Subsequent Events

Accounting professionals have been engaged to prepare the delinquent filings. Compensation to these professionals is still being negotiated but are not believed to be material to the financial statements as presented.