Form 10KSB
period 2006-12-31
CALYPSO WIRELESS INC
filed 2007-08-29
CIK 719729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From  ___________ To ___________

Commission File No.: 1-8497

CALYPSO WIRELESS, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	13-5671924
(State of Incorporation)	(I.R.S. Employer Identification No.)

2500 N. W. 79th Ave., Suite 220, Doral, FL	33122
(Address of Principal Executive Offices)	(ZIP Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

At December 31, 2006, the Registrant had 168,229,868 shares of common stock outstanding.

Issuer's revenues for its most recent fiscal year: $0.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Some of the statements contained in this Form 10-KSB of Calypso wireless, Inc. (hereinafter the "Company", "We" or the "Registrant") for its year ended December 31, 2006 discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

-	the success or failure of management's efforts to implement their business strategies;
-	the ability of the Company to raise sufficient capital to meet operating requirements;
-	the ability of the Company to hire and retain quality management;
-	the ability of the Company to compete with other established companies that operate in the same markets and segments;
-	the effect of changing economic conditions impacting operations;

Business Development

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

The Company is a result of a business combination on October 4, 2002, between Kleer-Vu Industries, Inc., a public shell company, and Calypso Wireless, Inc., a privately held development stage company incorporated in the State of Florida in 1998. Kleer-Vu acquired all of the outstanding capital stock of Calypso Wireless, Inc. by issuing 90,000,000 shares of its restricted common stock. For accounting purposes, the acquisition has been treated as the recapitalization of Calypso Wireless, Inc., with Calypso Wireless, Inc. being deemed the acquirer of Kleer-Vu in a reverse merger. At the conclusion of the merger, Calypso Wireless, Inc. stockholders held 99.8% of the combined company.  The Company is a development stage company. The company has been in the development stage since inception of its wholly owned subsidiary; Industria de Telecomunicaciones Americanas ATEL, S.A. (American Telecom Industries ATEL, S.A.) which was incorporated in 1997 under the Laws of the Republic of Costa Rica. American Telecom Industries ATEL, S.A. began its research and development activities in 1997. In July, 2005, Calypso Wireless acquired a 16.8% interest in RV Technology Ltd. (RV Technology). RV Technology is a limited company under the laws of Hong Kong. The company is privately held.  In October, 2005 Calypso acquired Sleipner S. A. to obtain software to complement ASNAP.  In September, 2006 the board of Directors authorized the creation of a wholly owned subsidiary Calypso Technology Holding, Inc. which was incorporated in Florida to explore a proposed contract with VoipTel to propose on a contract in Argentina that would have Calypso providing a dual mode device operating on GSM and Wi-Fi in 802.11a standard (5Ghz).  Calypso Technology Holdings received $10,000 from Buenos Aires VoipTel, the prime bidder, to travel to Argentina and assist in the proposal to the Argentina government officials.  VoipTel has not received the frequencies required to proceed with any work.  There was no other activity in Calypso Technology Holdings.

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

Overview of Business

Calypso Wireless’ has developed and patented technology that spans voice, video and data session transparency across macro-cellular networks and wireless local area networks.   During 2007, Calypso began the development of a test unit with a large US based network company. in Boca Raton, Florida.  Upon completion of the test unit, using the Calypso ASNAP technology, the companies expect to conduct a field trial with a large GSM wireless carrier.    Further, the Company has been in discussion with companies regarding licensing.  It is now shifting from pure research and development to beginning to work with companies regarding licenses.  This was previously reported as the new business model for Calypso.

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

The Company's Products and Services

Calypso Wireless developed the solution that allows any mobile device to seamlessly roam between cellular networks and wireless local area networks. On January 20, 2004 Calypso received U.S. Patent No. U.S. 6,680,923 B1 titled: “Communication System and Method”. This solution is known by the trademarked acronym, ASNAP™, which stands for: Automatic Switching of Network Access Points.

Calypso incorporated it’s ASNAP™ technology in the world's first mobile video phone, the C1250i that works seamlessly on both traditional cellular/digital frequencies and the exciting new Wi-Fi frequency. Using broadband, it offers a fast Internet connection that allows users to video conference with movie-like quality, to send and receive video clips with audio, movies-on-demand, and many other high speed services.

In 2006 Calypso abandoned development of the its pioneering dual mode cellphone, for development of Software-based Seamless Mobility solutions, which can be licensed by 3rd-party partners.

Calypso Wireless is a pre-production R&D company with key IPR assets.  The company has successfully demonstrated prototype applications of Seamless Session continuity of Voice, Video, and data. The company objectives include productization of the ASNAP technology with licensing to OEM partners. Several opportunities have been identified as possible OEM partnerships, carrier customers, as well as Enterprise customers.

Additional markets can occur with licensing of Calypso Wireless's  IPR (bluetooth applications, patent-pending technologies) in the area of Satellite Communications as well as licensing the existing FMC patent for  areas other than voice applications, such as video, music and data session continuity.

Industry Background

Service Convergence focuses on end-user requirements and the service experience.  The primary goal of service convergence is the optimal delivery of all media types — voice, data, and video— to an easy-to-use user experience, with access, location, presence and device awareness. A goal of Calypso Wireless is to partner with Tier 2/3 carriers, MVNO/MVNE’s, OEM manufacturers, and Enterprise solutions providers that can license the Calypso Wireless technology, to enable Seamless Mobile Enterprise solutions.

Market Size

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

Calypso Wireless with partners: offers subscribers greater flexibility, simplicity and economy:

▪	Unified fixed and mobile service with one phone, one number and one bill
▪	Seamless roaming between cellular, Wi-Fi, WiMAX and wireline devices, for Voice/Video/Data sessions - No gaps, No dropped calls
▪	More reliable mobile service with wider coverage at lower cost
▪	Closer integration between public and enterprise phone networks
▪	Targeted Ads - based on user location
▪	Location-aware services – based on GPS, Cellular base station cellid, WiFi MAC Address/SSID
▪	Presence-aware services
▪	Newer Bluetooth applications – Skype, VoIP, XM/Sirius/Worldspace Satellite Music
▪	Friendly user interfaces that make it easy to make and manage calls
▪	Least Cost Routing:
▪	Better in-building coverage and the prospect of being able to make FREE local calls while at home – or at least minimize on cellular airtime charges
▪	Users minimize cellular termination fees from landline callers, by terminating most calls to WiFi SIP, or landline numbers, instead of cellular numbers.

The new market for seamless WiFi- session continuity which are potential revenue sources for Calypso include:

▪	OEM Cellphone Vendor licensing Calypso Wireless ASNAP patent, (i.e. Dual Mode phone WiFi GSM phones, WiFi/3G, CDMA EVDO/WiMAX, 4G UMB/LTE )
▪	OEM PBX Server Vendor licensing Calypso Wireless patent for Seamless Voice FMC, Skype, VoIP turning legacy PBXs into IP FMC PBXs (i.e. Cisco, Avaya, Mitel, MSFT Live Communications Server, etc.)
▪	OEM Large Switch Vendor licensing Calypso Wireless ASNAP patent, for Seamless Voice FMC, for UMA/IMS (i.e. Lucent, Nortel, Siemens, MSFT Connected Services Framework, etc.)
▪	OEM Multimedia Vendor licensing Calypso Wireless ASNAP patent, for Seamless Video FMC, (i.e. SONY, Microsoft IPTV, Siemens Myrio, Lucent IMS, etc.)
▪	OEM Chip Vendor licensing Calypso Wireless ASNAP patent, for session continuity – data, video, Skype, VoIP, Seamless Roaming with WiFi (i.e. AMD, Mosaid, Intel, Freescale, TI, etc.)
▪
OEM Vendor licensing Calypso Wireless patent, for other projects – Location data session contuity – GPS, Cellular EOTD, RFID, WiFi MAC Address / SSID, etc. (i.e. Google Earth with People Search, Location-based services in CRM tools, etc.)

▪	Carriers with WiFi partner initiatives with Seamless Roaming, Revenue Peering (i.e. WiFi/WiMAX cities)
▪	Ebay-Skype using Calypso Wireless ASNAP for Skype, VoIP projects, targeted ads for location services.
▪	Satellite Radio – WLAN patent-pending licensing (i.e. XM, Worldspace, Sirius, Delphi)
▪	Router companies Co-branding / Re-selling Calypso Wireless ASNAP Servers, for seamless Data session continuity with 3G, WiFi, etc.

The potential licensees of the Calypso Wireless IPR (software, patent) include:

▪	Chip companies (e.g. Intel, AMD, as well as specialist companies like Marvell, Agere, Mosaid, etc.)
▪	Software OS companies (e.g. Microsoft, PalmOS, etc.)
▪	Telecom Equipment companies (e.g. Alcatel-Lucent, Ericsson, Nokia-Siemens, Nortel, etc.)
▪	Cellular Handset companies (e.g. Sony Ericsson, RIM, Nokia, etc.)
▪	Enterprise IP PBX Server companies (e.g. Avaya, Mitel, etc.)
▪	Enterprise Applications companies (e.g. SAP, Microsoft, etc.)
▪	Carrier Applications companies (e.g. IBM, RIM, BEA-Weblogic, etc.)
▪	Virtual Operators (Disney Cellular, VoIP resellers, MVNOs, etc.)
▪	Carriers (e.g. AT&T-Cingular, Verizon, Sprint-Embarq, Helio, etc.)
▪	Specialized Vertical Applications (e.g. Satellite Media, Music, Video, etc.)

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

Research and Development

 We are in the process of adding personnel to assit in trials and any subsequent development that might be required for licensing.  Other development expenditures will relate to our new blu-blaster product.

Employees

In conjunction with its direction towards licensing its technology, the Company has reduced its operating costs by reducing the number of employees to approximately 8 employees.

Reports to Security Holders

Calypso is not required to deliver an annual report to security and will not undertake the expense to do so at this time.  The Company files 10-QSBs quarterly with the SEC and 10-KSBs annually.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N. W., Washington, D. C.  Information can be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding Calypso and the address of that site is http://www.sec.gov .

ITEM 2. DESCRIPTION OF PROPERTY

Calypso Wireless has relocated its offices.  Effective January 1, 2007 Calypso entered into a lease to occupy office space at 2500 N. W. 79th Ave., Doral, FL 33122, Suite 220.  The terms are $3600 per month from January 1, 2007 to December 31, 2008.  More space may be required as the development staff grows.

ITEM 3. LEGAL PROCEEDINGS

On November 5, 2004, Drago Daic d/b/a Tribeca Inc, filed a lawsuit against the Company, Texas, alleging that the Company delivered restricted shares rather than registered shares in a stock purchase; that he was assigned an interest in a lawsuit and the Company refused to acknowledge his interest; that he was hired to assist in obtaining the grant of a patent in exchange for 4,500,000 shares.  Although, the Company disputes the claims; has never issued any shares to Mr. Drago, is not pursing litigation against anyone, never signed a contract for assistance with the patent and has used its attorneys Malloy & Malloy to obtain such patent; on December 8, 2006, the Court rendered a judgment against Calypso in the amount of $117,000,000.  Our attorney’s felt that the Company had not adequately presented information in its defense due to certain limitations.  Therefore, after entry of this judgment, Calypso has filed a lawsuit seeking a “bill of review”, in effect a suit to set aside the Daic judgment, based on new information. The bill of review was granted :Calypso Wireless, Inc. v. Drago Daic, Cause No. 2007-22571 in the 151st District Court of Harris County, Texas.  Trial date has been set for November 7, 2007.  The Company believes that this new trial will reverse the judgment; however the outcome of this case is uncertain.

As a part of the filings and rulings related to the Daic case, Calypso must notify the Court prior to selling the patent or giving substantial rights to a third party.  We have been told that the Court will not deny any agreements that are related to the normal course of our business.  As such, the Company will continue to pursue licensing agreements as that is in the normal course of our business model and work with the Court to protect the interests of our shareholders.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 2006, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock is traded on the Pinksheets under the symbol "CLYW", The Company's authorized capital stock consists of 200,000,000 shares of common stock, $.001 par value, of which 168,229,868 shares were issued and outstanding as of December 31, 2006.  For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2006	$0.49	$0.02
Quarter ended December 31, 2006	0.08	0.02
Quarter ended September 30, 2006	0.09	0.04
Quarter ended June 30, 2006	0.22	0.07
Quarter ended March 31, 2006	0.49	0.20

Year Ended December 31, 2005	$1.69	$0.34

Quarter ended December 31, 2005	0.90	0.34
Quarter ended September 30, 2005	1.02	0.67
Quarter ended June 30, 2005	1.69	0.88
Quarter ended March 31, 2005	1.68	0.68

(b) As of December 31, 2006, the company believes there were approximately 1,617 holders of record of the Company's common stock. The number of stockholders of record does not necessarily reflect the number of beneficial owners of the Company's common stock; however, because many beneficial owners may hold shares through nominee holders, such as brokerage firms which, in turn hold through the nominee of a securities clearing organization, such as The Depository Trust Company. Thus, a single stockholder of record may represent numerous beneficial owners.

(c) The Company has never paid any cash dividends in the past and anticipates that for the foreseeable future all earnings, if any, will be retained to finance growth and to meet working capital requirements.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to equity compensation plans under which our common stock is authorized for issuance as of December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	2,722,646	0.80	N/A
Total	2,722,646	0.80	N/A

Warrants

Calypso has agreed to grant approximately 390,000 warrants to D. E. Wine Investments, Inc. pursuant to the investment banking agreement between the Company and D. E. Wine. The warrant is a seven-year warrant to purchase common stock of the Company at an exercise price per share equal to the price paid per share for each Security equaling 10% of the financing total in public or private placements.  These warrants are included in the totals in the table above.

Recent Sales of Unregistered Securities

During the fourth quarter of 2006, the Company incurred the obligation to issue unregistered shares as set forth below:

Date of Issuance	Name	No. of Shares	Consideration	Exemption
Accrued	Lissette Mendoza	115,000	Employment Services valued at $7,600	Section 4(2)
Accrued	Julietta Moran	50,000	Employment Services valued at $1,500	Section 4(2)
Accrued	Alfredo J. Sarrazin	112,500	Employment Services valued at $5,250	Section 4(2)
Accrued	David Davila	170,000	Employment Services valued at $15,000	Section 4(2)
Accrued	Cristian Turrini	120,000	Employment Services valued at $15,200	Section 4(2)
Accrued	Alessandro Valenti	100,000	Employment Services valued at $7,000	Section 4(2)
Accrued	Fernando Salvador	40,000	Employment Services valued at $3,200	Section 4(2)
Accrued	Cacovisa-Project Development Capital	1,273,333	Private Placement valued at $38,200	Section 4(2)
Accrued	I. Medicas Central	3,664,400	Private Placement valued at $146,576	Section 4(2)
Accrued	Importadora Exportadora Istmo, SA	2,833,333	Private Placement valued at $85,000	Section 4(2)
Accrued	Inversiones-Logistic Specialist Investment, Inc.	1,700,000	Private Placement valued at $51,000	Section 4(2)
Accrued	Link System Group, Inc.	3,833,333	Private Placement valued at $50.000	Section 4(2)
Accrued	Interfactoring Finance Corp-Manuel Antonio	1,366,666	Private Placement valued at $41,000	Section 4(2)
Accrued	Marker Ventures, Inc.	5,833,333	Private Placement valued at $175,000	Section 4(2)

The issuances of shares as compensation for consulting, employee, officer and director services as for broker commissions were also made in reliance upon Section 4(2) of the Act. The offering and sale of shares to accredited investors for cash consideration in connection with private placements were made in reliance upon Section 4(2) of the Act. The Company believes that the above issuances of restricted shares were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Plan of Operation

In 2007, the Company will devote its resources into working with potential partners to license the patent, continued product development on its Bluetooth product and securing field trial agreements on the product which will allow for customization of the software for contracts to license the technology. This will provide the company its initial revenue and create a return for the shareholders.  Further, management will be pursing investors for interim cash flow until the contracts are finalized. Lastly efforts will be focused on risk mitigation with relationship to litigation and the ongoing SEC matters.

During 2007, Calypso began the development of a test unit with a large US based network company. in Boca Raton, Florida.  Upon completion of the test unit, using the Calypso ASNAP technology, the companies expect to conduct a field trial with a large GSM wireless carrier.  Further, the Company has been in discussion with companies regarding licensing.  It is now shifting from pure research and development to beginning to work with companies regarding licenses.  This was previously reported as the new business model for Calypso.

Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources

At December 31, 2006, we had a working capital deficit of $1,742,611 compared to a negative working capital of $1,494,273 at December 31, 2005. The Company's cash position at December 31, 2006 was $4,609 compared to $4,771 at December 31, 2005. Calypso did not generate any revenue in this year from operations but did sell equipment that had previously been held for the manufacture of cell phones.  The Company was unable to finalize any of the agreements with potential investors that would have raised significant capital and potentially resulted in a change in control.  In 2006, the Company has raised $983,500 in private placement offerings for working capital purposes.

The Company requires approximately $1.2 million to fund its annual operating budget for 2007 not including non-cash expenses for depreciation and amortization. These funds will be used for payment expenses related to testing of the products, marketing the products, and normal business operations.  As of April 30, 2007 the Company has raised $160,000 in private placements.  Further, on March 16, 2007, the Company entered into a “Patent Mortgage and Security Agreement” with several individuals where it issued Promissory Notes for $200,000, payable on March 18, 2008, to these individuals which granted the lenders a security interest and mortgage as collateral security to Debtor’s entire right, title and interest in, and under the following, now or hereafter existing, created, acquired or held by Debtor to its Intellectual Property.  At the option of the lender, the loans can be converted into shares of common stock at a conversion price of $0.05.

Results of Operations - Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Revenues

The Company did not generate any revenue related to the sale of its products during the years 2006 and 2005.  The Company is anticipating finalizing licensing agreements in the latter half of 2007 to continue to finance operations.

Operating Expenses

During 2006, the Company incurred operating expenses of $4,411,464 compared to $10,715,246 during 2005. Our operating expenses decreased by approximately $6.3 million.   Operating expenses, have been substantially reduced and consist primarily of depreciation and amortization and the write-off of equipment held for the development of cell phones - non-cash expenditures.  Cash operating expenses were primarily for significantly reduced staff and rent.

Net Loss and Loss Per Share

The Company had a net loss of $4,852,634 for the year ended December 31, 2006, compared to a net loss of $10,715,246 in 2005. The net loss decreased by $5,862,613.  The decrease was due to the reasons set forth under Operating Expenses above. The Company's net loss per share for 2006 and 2005 were $0.03 and $0.09, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2006 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

The Registrant's audited financial statements for the fiscal years ended December 31, 2006 and 2005 are attached to this annual report.

Consolidated Financial Statements for the Years ended December 31, 2006 and 2005

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

Critical Accounting Policies

Our significant accounting policies are described in the note 1 to our consolidated financial statements for the year ended December 31, 2006.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Internal Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006. Any impact on the Company’s consolidated results of operations and earnings per share will be dependent on the amount of any accounting changes or corrections of errors whenever recognized.

In 2006, the Financial Accounting Standards Board issued the following:

-	SFAS No. 155: Accounting for Certain Hybrid Financial Instruments
-	FAS No. 156: Accounting for Servicing of Financial Assets
-	FAS No. 157: Fair Value Measurements
-	FAS No. 158: Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans
-	FAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115
-	FIN No. 48: Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109

Management has reviewed these new standards and believes that they have no impact on the financial statements of the Company.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining an adequate level of internal controls over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that:

▪	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
▪
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

▪
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

Evaluation of disclosure controls and procedures. In connection with the audit of the Company's financial statements for the year ended December 31, 2006, the Company's president/chief executive officer and its chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures and discussions with our independent accountants, our president/chief executive officer and our chief financial officer concluded that our determined that our disclosure controls and procedures were ineffective as of December 31, 2006. The president/chief executive officer and chief financial officer determined that the Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of the Company's operations and transactions. The Company did not maintain effective controls to ensure that there were adequate analysis, documentation, reconciliation and review of accounting records and supporting data and monitoring and oversight of the work performed by completeness of the consolidated financial statements in accordance with generally accepted accounting principles.

In connection with the audit of the Company's financial statements for the year ended December 31, 2006, the Company's president/chief executive officer and its chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures and discussions with our independent accountants, our president/chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006.

Changes in internal controls. During the year ended December, 2006, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION
As reported in the September 30,2006 10QSB, Calypso appointed a new CEO effective March 1, 2007 and Robert B. Sando who served as the Company's CFO for a short interim period resigned effective August 21, 2007 to pursue other opportunities.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A)

At present, the Company has three executive officers and two directors. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Positions
Antonio Zapata	48	Chairman of the Board
Julietta Moran	61	Director
Cristian C. Turrini	34	Chief Executive Officer and President
Cheryl L. Dotson	52	Chief Financial Officer
Alessandro Valenti	52	Vice President of Research and Development

Antonio Zapata - Director. Mr. Zapata has been a director of the Company since January 2005. He has been a consultant in the chemical and industrial field. He received a chemical engineering degree from UNI University.  He does not hold any other directorships.

Julietta J. Moran – Director. Ms. Moran was appointed to the board of directors in December 2004. From 2002-2004, Ms. Moran worked for NICACOM a telecommunication company as a Financial Consultant and Legal Advisor, responsible for financial management and projects related to the opening of multiple company locations. From 2001-2002, Ms. Moran worked as a financial consultant for a project sponsored by Interamerican Development Bank. She also served as a consultant for a governmental agency TELCOR where she was involved in financial restructuring related to the merger of TELCOR into ENITEL. Ms. Moran has a Bachelor of Science in Business Administration from the Universidad Centroamericana and Dade Community College for Business Administration, Miami. She also obtained a Bachelor of Law from the Universidad UNIVAL. She does not hold any other directorships.

Cristian C. Turrini -- CEO and President. Mr. Turrini joined Calypso in September, 2005 as Vice President and has been active in pursuing licensing contracts.  Mr. Turrini was assistant director of Latin America legal affairs, for De La Peña & Associates, P.A., Miami, Florida where he was involved in business development in Latin America; negotiations of potential corporate partnerships; acquisitions and customer contracts with clients in Latin America and Spain.  He also drafted numerous contracts for domestic and international transactions and negotiated contracts on behalf of clients, especially in the area of telecommunications.  He previously served with Grupo Sette and was involved in the privatization of State Owned Enterprises such as the telephone company; assisted government with telecommunications regulations and assisted with foreign investments, business developments and international corporate transactions.

Cheryl L. Dotson -- CFO. Ms Dotson has had a successful career in executive and senior management and management. She has been listed in Who's Who in Executive Professionals in 2004-2005. She began her career began at a "Big 4" public accounting firm. Ms. Dotson has extensive experience in operations and financial matters, has served as the national senior manager for the rollout of a major managed service solution for major consulting firm, and was involved in the negotiations with Microsoft, the technology partner and LexisNexis, the strategic partner, for the national solution. She was Chief of Staff to the Mayor of the City of Houston, the 4th largest US city, responsible for oversight of 25 departments including the information technology and management audit divisions and participated in fiscal and accounting issues related to Houston's budget. She has served as a consultant to the District of Columbia, the Metropolitan Transit Authority, and served as the chief financial officer for the Harris County-Houston Sports Authority. Prior to joining Calypso Wireless, she was President and CEO of Smart Management Services, Inc., a consulting firm, and Q Healthcare Services, Inc., a health staffing company. Ms. Dotson has a Bachelor of Business Administration with emphasis in Accounting, magna cum laude, University of Houston, 1972-1976.

Alessandro Valenti -- Vice President of Research and Development.  Mr. Valenti joined Calypso in February of 2006.  He was co-founder, original architect and author of Sleipner S.A. software solutions that were developed for the European market and is incorporated in Calypso’s solutions.  Mr. Valenti is working on the Nokia Siemens trial.

(c) None of the officers have a family relationship with other directors, officers or nominees.

(d) The Registrant is not aware of any of the directors, executive officers, promoters or control persons having any involvement in certain legal proceedings as outlined in Item 401 of Regulation S-B.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the company's common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission (Forms 3, 4, and Form 5). Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company and on written representations from reporting persons, persons who served as officers and directors at any time of the fiscal year and have not filed reports required under Section 16(a) are:  Michael Pizzi, David Davilla, Christian Turrini, Akshay Sharma, Alessandro Valenti, Julietta Moran failed to file Form 3, 4s or 5s during the fiscal year.  Baylis Trade, Inc. and Halston Business, Inc. were beneficial owners of more than 10% and failed to file Form 4s for the fiscal year.

Code of Ethics

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company.

Corporate Governance

Director Nomination

The Board of Directors will consider director candidates as nominees from security holders that beneficially own more than 5% of Calypso stock for at least a year as of the date the recommendation is made as determined by using information in the most recent annual report.  The Board acts as the Nominating committee.  The Company has a small board at this time which does not allow for committee assignments.

Audit Committee

The entire Board of Directors of the Company currently serves as the Audit Committee.  whom satisfy all of the following criteria: (i) meet the independence requirements set forth in the NASD’s definition of "independent director," (ii) have not accepted directly or indirectly any consulting, advisory, or other compensatory fee from the Company or any of its subsidiaries, (iii) are not affiliated persons of the Company or any of its subsidiaries, and (iv) are competent to read and understand financial statements. The Board of Directors has determined that it does not have a member who qualifies as an "audit committee financial expert" within the meaning of Item 401 of Regulation SB of the Securities Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers and highly compensated persons of the Company for the fiscal year ended December 31, 2006:

Summary Compensation Table

		Salary	Bonus	Stock Awards	Option Award(s)	Nonequity Incentive plan compensation	Nonqualified deferred Compensation earnings	All other compensation	Total Compensation
Name and Principal Position	Year	($) (1)	($)	($)	($) (2)	($)	($)	($)	($)

David Davila, Former CEO and President	2006	150,000	-	15,000	-	-	-	-	165,000

Cristian Turrini, Former Vice President, (current CEO)	2006	109,940	-	15,200	-	-	-	-	125,140

Cheryl L. Dotson	2006	74,997	-	42,000	-	-	-	-	116,997

Alessandro Valenti, Vice President Research and Development	2006	115,000	-	7,000	-	-	-	-	122,000

(1)  Salary includes amounts paid as salary, contract labor and amounts accrued but not paid.

(2)  See "Stock-Based Compensation" in note 1 to the financial statements for valuation assumptions.

Effective March 1, 2007, Mr. Cristian Turrini entered into a two year employment agreement with the Company to serve as President and Chief Operating Officer which provided for an annual salary of $150,000 with Calypso being responsible for payments of all taxes, social security and any other payments required by state and federal law. The employment agreement provides for a 10,000 shares of R-144 stock each month..   The employment agreement grants Mr. Turrini an option to purchase 250,000 shares of common stock at an exercise price of $0.03 per year for each year of the duration of this employment Agreement.  The employment agreement provides that upon termination of the term of the contract Calypso has the option, upon mutual consent of the parties and agreed upon terms, to extend for an additional period negotiated by the parties.

On February 16, 2007, Mr. Turrini also entered into four Performance Bonus Agreements.

▪
The first performance bonus agreement grants 750,000 R-144 shares and 750,000 S-8 shares upon signing a Licensing Agreement that will bring the company a minimum of $10 million in yearly revenue.  This Agreement expires on February 20, 2008

▪
The second performance bonus agreement grants 750,000 R-144 shares and 750,000 S-8 shares upon signing a Field Trial Agreement with a large US based network company or a large US based carrier for testing the Calypso ASNAP patented technology.  This Agreement expires on February 20, 2008

▪	The third performance bonus agreement grants 1,000,000 R-144 shares and 1,000,000 S-8 shares if certain goals are achieved regarding risk mitigation. This Agreement expires on February 20, 2008.
▪	The fourth performance bonus agreement grants 250,000 R-144 shares and 250,000 S-8 shares if certain goals are achieved regarding restructuring Calypso. This Agreement expires on February 20, 2008
▪	All of the transactions above will be measured at fair value in accordance with FAS 123 R

Effective August 21, 2007, Cheryl L. Dotson has accepted reappointment by the Board as chief financial officer. Ms. Dotson had been serving as a Consultant to the board for preparation of the 10-QSB for September 30, 2006, the 10KSB for December 31,2006, and the 10QSB for the periods March 31, 2007 and June 30, 2007. Ms Dotson's consulting agreement called for her to be issued 200,000 shares for these services. These shares have been accrued in the financial statements for the period ended March 31, 2007. Her employment agreement is attached as Exhibit 9.01.

Outstanding Equity Awards at Fiscal Year-End

				Outstanding Equity Awards at Fiscal Year-End
	Number of Securities underlying unexercised options exercisable	Number of Securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of Securities underlying unexercised options unearned options	Option exercise price	Option expiration date	Number of shares of units of stock that have not vested	Market value of shares of units of stock that have not vested	Equity incentive plan awards: No. of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name and Principal Position	(#)	(#)	(#)	($)		(#)	($)	(#)	($)

David Davila, Former CEO and President	333,328	-	-	0.75	None				-

Cristian Turrini, Former Vice President, (current CEO)	266,672	-	-	0.75	None				-

Cheryl L. Dotson CFO	100,000	-	-	0.80	None				-

Alessandro Valenti, Vice President Research and Development	100,000	-	-	0.45	None				-

The Company has included various stock option grants in certain of its employment agreements. Under these agreements, employees have the option to purchase stock at various exercise prices. Options granted to employees vest ratably over periods as determined by the vesting schedule. Certain employees’ employment agreements call for full vesting at the time of a change in control. A total of 2,722,646 shares were reserved for issuance pursuant to the exercise of outstanding stock options and warrants as of December 31, 2006 1,501,806 options were in outstanding at December 31, 2005.

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

The Company also grants options to non-employees for goods and services and in conjunction with certain agreements.  .  Calypso has agreed to grant approximately 390,000 warrants to D. E. Wine Investments, Inc. pursuant to the investment banking agreement between the Company and D. E. Wine. The warrant is a seven-year warrant to purchase common stock of the Company at an exercise price per share equal to the price paid per share for each Security equaling 10% of the financing total in public or private placements. These grants are accounted for under SFAS No. 123(R) based on the grant date fair values The fair value of these warrants was estimated using a Black-Scholes option pricing model with the following assumptions for the warrants to be granted in 2006: risk-free interest rate of 7.5%; dividend yield of 0%; volatility factor of the expected market price of the company’s common stock of $.20; and a weighted-average expected life of the warrants is seven years. The fair value of these warrants was estimated to be $78,000.

No stock options or warrants were exercised during the years ended December 31, 2006 and 2005.

Director Summary Compensation Table

The directors serve without cash compensation, but may be granted stock as bonus compensation from time to time. The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2006.

				Director Summary Compensation Table

(a)	(b)	(c)	(d)	(e)		(f)	(g)

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-equity incentive plan compensation	Nonqualified deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Antonio Zapata	-	-	-		0	-	-

Julietta Moran.	-	1,500	-		0	-	1,500

 (1) See "Stock-Based Compensation" in note 1 to the financial statements for valuation assumptions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of May 25, 2007, information with respect to (a) each person (including "group" as that term is used in section 13(d)(3) of the Securities Exchange Act of 1934 who is known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock of the Company and (b) the number and percentage of the Company's Common Stock owned by (i) each of the directors and the executive officers named on the Summary Compensation Table above and (ii) all directors and executive officers of the Company as a group. The Company believes that, unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class
Common Stock	Halston Business, Inc. 5979 N W 151st St Miami Fl 33014	13,864,220	8.2%
Common Stock	Baylis Trade, Inc. 41 South Audley, London W1K 2F5 United Kingdom	12,200,513	7.3%
Common Stock	Interfactoring Finance Corp. Box 2236, 7801 NW 37th St. Miami, FL 33166	10,961,921	6.5%
Restricted Stock	Marker Ventures, Inc. 5753 N.W. 158 Street Miami, FL 33014	8,999,999	5.3%
Common Stock	Antonio Zapata, Chairman 5753 N.W. 158 Street Miami, FL 33014	0	0.00%
Restricted Stock	Julietta Moran, Director 5753 N.W. 158 Street Miami, FL 33014	50,000	0.00%
Restricted Stock	Cristian Turrini, CEO and President 9257 Carlyle Ave Surfside, FL	150,000	0.00%
Restricted Stock	David Davila, Former CEO and President 5753 N.W. 158 Street Miami, FL 33014	100,000	0.00%
Restricted Stock	Alessandro Valenti , Vice President Via Castel Morrone 2 Milan, Italy	675,000	0.00%

Common Stock	All officers and directors as a group (5 persons)	975,000 shares	0.00%

(1) Includes accrued shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)
During 2006, the Company was advanced $121,576 from I. Medicas Central.  The advance was non-interest bearing.  A subscription agreement dated December 22, 2006 was negotiated with the Company which converted the advance to 3,039,400 shares of the Company's common stock as of the date of this agreement. During 2006, the Company was advanced $85,000 from Importadora Exportadora Istmo, SA.  The advance was non-interest bearing.  A subscription agreement dated October 10, 2006 was negotiated with the Company which converted the advance to 2,833,333 shares of the Company's common stock as of the date of this agreement.  During 2006, the Company was advanced $51,000 from Inversiones - Logistic Specialist Investments, Inc.  The advance was non-interest bearing.  A subscription agreement dated October 12, 2006 was negotiated with the Company which  converted the advance to 1,700,000 shares of the Company's common stock as of the date of this agreement.  During 2005, the Company was advanced $161,000 from InterCapital - Logistic Specialist Investments, Inc.  The advance was non-interest bearing.  A subscription agreement dated January 22, 2007 was negotiated with the Company which converted the advance to 5,366,666 shares of the Company's common stock as of the date of this agreement.  During 2005, the Company was advanced $115,000 from Link Systems Group, Inc.  The advance was non-interest bearing.  A subscription agreement dated October 12, 2006 was negotiated with the Company which converted the advance to 3,833,333 shares of the Company's common stock as of the date of this agreement.  During 2005, the Company was advanced $115,000 from Marker Ventures, Inc.  The advance was non-interest bearing.  A subscription agreement dated October 9, 2006 was negotiated with the Company which converted the advance to 3,833,333 shares of the Company's common stock as of the date of this agreement.  During 2005, the Company was advanced $60,000 from Marker Ventures, Inc.  The advance was non-interest bearing.  A subscription agreement dated August 31, 2006 was negotiated with the Company which converted the advance to 2,000,000 shares of the Company's common stock as of the date of this agreement.  During 2005, the Company was advanced $41,000 from Manuel Antonio - Interfactoring Finance Corp.  The advance was non-interest bearing.  A subscription agreement dated October 12, 2006 was negotiated with the Company which converted the advance to 1,366,666 shares of the Company's common stock as of the date of this agreement.  During 2005, the Company was advanced $38,200 from Cacovisa - Project Development Capital  The advance was non-interest bearing.  A subscription agreement dated October 12, 2006 was negotiated with the Company which converted the advance to 1,273,333 shares of the Company's common stock as of the date of this agreement.  During 2005, the Company was advanced $25,000 from I. Medicas Central.  The advance was non-interest bearing.  A subscription agreement dated December 22, 2006 was negotiated with the Company which converted the advance to 625,000 shares of the Company's common stock as of the date of this agreement.

(c)	The company used the following promoters during the last five fiscal years: D. E. Wine; Shekhar Lodha and his company, 21st Century Management.

ITEM 13. EXHIBITS

a. The following exhibits are to be filed as part of the Annual Report:

Exhibit No.	Identification of Exhibit
9.01	Dotson Employment Agreement
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002, filed herewith.

b. Form 8-K Reports: The Company has not filed a Form 8-K during the fourth quarter ended December 31, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

The Registrant's Board of Directors has appointed John A. Braden & Co., P.C. On January 1, 2007, John A. Braden & Co., PC merged with GLO CPAs, LLP, which firm has issued its report on our consolidated financial statements for the year ended December 31, 2006 and 2005.

Principal Accounting Fees

The following table set forth the following: under "Audit Fees" the aggregate fees billed for each of the past two fiscal years for professional services rendered by the principal accountant for the audit of the Company's financial statements and review of financial statements included in the Company's quarterly reports; under "Audit-Related Fees" the aggregate fees billed in each of the last two fiscal years for assistance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements; under "Tax Fees" the aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, advice and planning; and under "All Other Fees" the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant.

	December 31, 2006	December 31, 2005
Audit Fees	$60,000	$59,140
Audit-Related Fees	-	8,812
Tax fees	-	813
All other fees	-	8,128

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALYPSO WIRELESS, INC.

By: /s/ Cristian Turrini	Date: August 24, 2007
Chief Executive Officer and President

By: /s/ Cheryl L. Dotson	Date: August 24, 2007
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Antonio Zapata	Date: August 24, 2007
Antonio Zapata, Chairman

By: /s/ Julietta Moran	Date: August 24, 2007
Julietta Moran, Director

CALYPSO WIRELESS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Index

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Balance Sheets– December 31, 2006

Statements of Operations– Years ended December 31, 2006 and 2005 With cumulative totals from inception to December 31, 2006

Statements of Stockholders’ Equity– Years ended December 31, 2006 and 2005 With cumulative totals from inception to December 31, 2006

Statements of Cash Flows– Years ended December 31, 2006 and 2005 With cumulative totals from inception to December 31, 2006

Notes to Consolidated Financial Statements

Report of Independent Certified Public Accountants

To the Board of Directors of
Calypso Wireless, Inc. and Subsidiaries

We have audited the accompanying balance sheet Calypso Wireless, Inc. and Subsidiaries  (a Delaware development stage company) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from inception to December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing and opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over-all consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calypso Wireless, Inc. and Subsidiaries as of December 31, 2006, and the results of their operations and cash flows for the years then ended and for the period from inception to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.   As shown on the financial statements the Company has incurred recurring losses and has recurring working capital deficits.     The Company is dependant on continuing   new financing to sustain its operations and is exploring a number of options to obtain that funding.    That condition raises substantial doubt about its Company’s ability to continue as a going concern.   The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

As explained in footnote 8 the company has been involved in extensive litigation and on December 8, 2006 the 151st District Court of Harris County Texas rendered a judgment against the Company in the amount of $117,000,000 in the case of Drago Drac.  The court has subsequently granted a bill of review and a new trial has been set for November 7, 2007.   The Company believes that the new trail will reverse the judgment.  The financial statements have not been adjusted for this uncertainty.

/s/	GLO CPAs, LLP
GLO CPAs, LLP
Houston, Texas
August 24, 2007

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheet

December 31, 2006

Assets
Current assets:
Cash	$4,609
Total current assets	4,609

Property and equipment, net of accumulated
depreciation	25,884
Patents	455,797
Investment in RV Technology Limited	1
Software development costs, net of accumulated amortization of $5,978,097 at December 31, 2006	-
Other assets	6,093
Total assets	$492,384

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$207,337
Accrued expenses	302,561
Accrued salaries and related liabilities	339,756
Advances from customers	84,790
Related party advances	161,000
Total liabilities - current	1,095,444

Stockholders' equity (deficit):
Common stock, $.001 par value. Authorized 200,000,000 shares:168,229,868 shares issued and outstanding at December 31, 2006	168,230
Additional paid-in capital	34,827,130
Deficit accumulated during the development stage	(35,598,420)
Total stockholders' equity (deficit)	(603,060)

Total liabilities and stockholders' equity (deficit)	$492,384

See accompanying notes to consolidated financial statements.

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Operations

Years ended December 31, 2006 and 2005

			Cumulative totals from inception to December 31,
	2006	2005	2006

Revenues	$-	$-	$-
Cost of goods sold	-	-	-
Gross profit	-	-	-

Operating expenses:
Research and development	332,000	812,836	6,587,967
Impairment expenses	81,105	1,949,999	5,477,515
Write-off of inventory	-	-	86,103
General and administrative	1,295,669	6,135,677	16,783,345
Interest	-	9,712	218,094
Depreciation and amortization	2,702,691	1,807,022	6,128,227
Total operating expenses	4,411,465	10,715,246	35,281,251

Operating loss	(4,411,465)	(10,715,246)	(35,281,251)

Other operating loss - loss on the sale of assets	(441,169)	-	(317,169)

Net loss before provision for income taxes	(4,852,634)	(10,715,246)	(35,598,420)

Provision for income taxes	-	-	-

Net loss	$(4,852,634)	$(10,715,246)	$(35,598,420)

Net loss per common share - basic and diluted:

Net loss applicable to common shareholders	$(0.03)	$(0.09)

Weighted average common shares - basic and diluted	149,276,558	123,516,778

See accompanying notes to consolidated financial statements.

CALYPSO WIRELESS, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statements of Stockholders' Equity

Years ended December  31, 2006 and 2005

				Deficit
				accumulated
			Additional	during the	Stock	Total
	Common Stock		paid-in	development	subscription	stockholders'
	shares	amount	capital	stage	receivable	equity

Balance, December 1, 1997	-	$-	$-	$-	$-	$-

Proceeds from the sale of common shares	290,000,000	29,000	9,145,717	-	-	9,174,717
Net loss	-	-	-	(3,202,249)	-	(3,202,249)
Balance, December 31, 1999	290,000,000	29,000	9,145,717	(3,202,249)	-	5,972,468

Proceeds from the sale of common shares	4,876,834	488	249,612	-	-	250,100
Net loss	-	-	-	(86,068)	-	(86,068)
Balance, December 31, 2000	294,876,834	29,488	9,395,329	(3,288,317)	-	6,136,500

Issuance of common shares for services	5,856,000	585	585,015	-	-	585,600
Proceeds from the sale of common shares	2,120,811	212	1,109,895	-	-	1,110,107
Net loss	-	-	-	(469,904)	-	(469,904)
Balance, December 31, 2001	302,853,645	30,285	11,090,239	(3,758,221)	-	7,362,303

Proceeds from the sale of common shares	5,494,036	549	349,104	-	-	349,653
Recapitalization - Reverse Merger	(218,215,704)	59,298	(59,298)	-	-	-
Issuance of common shares for services	10,000,000	10,000	70,000	-	-	80,000
Net loss, as restated	-	-	-	(1,512,541)	-	(1,512,541)
Balance, December 31, 2002, as restated	100,131,977	100,132	11,450,045	(5,270,762)	-	6,279,415

Proceeds from private placement of common shares	3,730,913	3,731	1,669,599	-	(290,000)	1,383,330
Issuance of common shares for services	6,077,540	6,078	3,398,104	-	-	3,404,182
Issuance of common shares for conversion debt	1,882,720	1,882	828,533	-	-	830,415
Cancellation of previously issued shares	(6,666,667)	(6,667)	6,667	-	-	-
Net loss, as restated	-	-	-	(3,809,148)	-	(3,809,148)
Balance, December 31, 2003, as restated	105,156,483	105,156	17,352,948	(9,079,910)	(290,000)	8,088,194

Proceeds from private placement of common shares	3,436,032	3,436	1,839,104	-	290,000	2,132,540
Issuance of common shares for services	1,743,700	1,744	1,897,046	-	-	1,898,790
Issuance of common shares for product development costs	100,000	100	69,900	-	-	70,000
Net loss, as restated	-	-	-	(10,950,630)	-	(10,950,630)
Balance, December 31, 2004, as restated	110,436,215	110,436	21,158,998	(20,030,540)	-	1,238,894

Proceeds from private placement of common shares	19,200,000	19,200	3,900,800	-	-	3,920,000
Issuance of common shares for services	5,756,281	5,757	5,489,243	-	-	5,495,000
Issuance of common shares for acquisitions	2,500,000	2,500	2,117,500	-	-	2,120,000
Issuance of common shares for conversion debt	857,142	857	299,143	-	-	300,000
Net loss	-	-	-	(10,715,246)	-	(10,715,246)
Balance, December 31, 2005	138,749,638	138,750	32,965,684	(30,745,786)	-	2,358,648

Proceeds from private placement of common shares	7,268,332	7,268	976,232	-	-	983,500
Issuance of common shares for services	1,632,500	1,633	239,017	-	-	240,650
Issuance of common shares for conversion debt	20,579,398	20,579	646,197	-	-	666,776
Net loss	-	-	-	(4,852,634)	-	(4,852,634)
Balance, December 31, 2006	168,229,868	$168,230	$34,827,130	$(35,598,420)	$-	$(603,060)

See accompanying notes to consolidated financial statements.

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Cash Flows

Years ended December 31, 2006 and 2005

	2006	2005	Cumulative totals from inception to December 31,2006

Cash flows from operating activities:
Net loss	$(4,852,634)	$(10,715,246)	$(35,598,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	18,562	65,752	150,130
Amortization of software development costs	2,684,129	1,741,270	5,978,097
Common stock issued for services	240,650	5,495,000	11,704,222
Impairment expenses	81,105	1,949,999	5,477,515
Loss on sale of assets	441,169	-	441,169
Write-off of inventory	-	-	86,103
Bad debt expense	-	25,396	25,396
(Increase) decrease in operating assets:
Refund receivable	-	157,950	(25,396)
Prepaid expenses and other current assets	-	216,056	-
Other assets	5,350	21,903	(109,101)
Increase (decrease) in operating liabilities:
Accounts payable	(105,625)	(94,303)	294,405
Accrued expenses	(99,747)	(1,962,618)	470,493
Accrued salaries and related liabilities	234,959	104,797	339,756
Advances from customers	-	-	84,790
Net cash used in operating activities	(1,352,082)	(2,994,044)	(10,680,841)

Cash flows from investing activities:
Capital expenditures for property and equipment	-	(9,239)	(3,622,425)
Cash proceeds from sale of assets	134,831	-	134,831
Patents	-	(32,546)	(455,797)
Software development costs	-	-	(4,368,097)
Cash paid for investment in RV Technology Limited	-	(1,000,000)	(1,000,000)
Net cash provided by (used in)\ investing activities	134,831	(1,041,785)	(9,311,488)

Cash flows from financing activities:
Proceeds from issuance of stock	983,500	3,920,000	19,303,947
Repayment from short-term borrowing	-	(103,905)	(103,905)
Borrowings from shareholders	546,848	240,000	862,048
Repayment of borrowings from shareholders	(289,272)	(75,800)	(582,847)
Proceeds from long-term borrowings	-	-	782,695
Repayment of long-term borrowings	-	-	(265,000)
Bank overdraft	(23,987)	23,987	-
Net cash provided by financing activities	1,217,089	4,004,282	19,996,938

Net increase (decrease) in cash	(162)	(31,547)	4,609

Cash at beginning of year	4,771	36,318	-
Cash at end of year	$4,609	$4,771	$4,609

Supplemental schedule of cash flow information:
Interest paid	$-	$9,712	$218,094

Non-cash transactions:
Issuance of common stock for conversion of debt	$666,776	$300,000	$1,797,191
Issuance of common stock for acquisition of software development costs	$-	$1,320,000	$1,390,000
Issuance of common stock for acquisition of investment in RV Technology Limited	$-	$950,000	$950,000
Issuance of common stock for acquisition of Sleipner, S.A.	$-	$1,170,000	$1,170,000

See accompanying notes to consolidated financial statements.

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(1)	Organization and Summary of Significant Accounting Policies

Organization, Business and Ownership

Calypso Wireless, Inc. (the "Company or Calypso"), was incorporated in the State of Delaware on March 22, 1983.  The Company operates as a holding company with three wholly owned subsidiaries.  All monetary amounts noted in the financial statements are expressed in U.S. Dollars.  The functional currency of the Company is US Dollars.  Assets, Liabilities and transactions of Sleipner are denominated in Euros and Swiss Franks, but have been translated into US Dollars.  Translation gain or loss does not have a material effect on the financial statements and has been included within the various expense categories involved.

Calypso Wireless, Inc. is a development stage company.  The Company is a developer and supplier of real-time video cellular phones software and telecommunications infrastructure software.  Calypso’s ASNAP™ unique switching technology provides greater bandwidth to seamlessly integrate the existing cellular networks and Internet IP-based telecommunications networks without having to replace the existing infrastructure.  The Company’s research and development facilities are located in Miami Lakes, Florida.

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

The consolidated financial statements include the accounts of the Company (located in Miami Lakes, Florida) and its wholly owned subsidiaries, American Telecom Industries ATEL, S.A. (located in Managua, Nicaragua), Sleipner, S.A. and Calypso Technology Holdings, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents.

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

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

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

Stock-based Compensation

The Company grants shares of stock to employees and non-employees for goods and services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123R, "Accounting for Stock-Based Compensation" based on the grant date fair values.

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

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

New Standards Implemented

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

Reclassification

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

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

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

As required by SFAS No. 141, the Company has recorded the acquisition using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date.  The purchase price of $1,170,000 was allocated at follows:

Software development costs	$1,320,000
Current liabilities	(150,000)
Purchase price	$1,170,000

Consistent with the Company’s policy of accounting for software development cost, the $1,320,000 was fully amortized by December 31, 2006.

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

RV Technology Limited

Effective July 22, 2005, the Company entered into an agreement (the "Agreement") to acquire a 25% interest in RV Technology Limited (RV Tech), a limited company incorporated under the laws of Hong Kong.  The Company immediately acquired 16.8% of RV Tech by paying $1,000,000 in cash ($666,666 in working capital to RV Tech and $333,334 to the shareholders of RV Tech) and issuing 1,000,000 shares of the Company's restricted common stock.  The Company issued a note in the amount of $1,333,334 to acquire an additional 5.6% interest in RV Tech; however, the Company would not receive the additional shares of RV Tech until the note is paid by the Company.  In addition, the Agreement provides for the Company to acquire an additional 2.6% of RV Tech by paying $666,667 in cash when RV Tech meet certain milestones such as RV Tech achieving CE and FCC certification of the first functioning Dual Mode (GSM/GPRS and WiFi) model cellular telephone.  The Agreement also gave the Company exclusive rights to acquire the remaining 75% of RV Tech by issuing 6,000,000 shares of the Company's restricted common stock and paying $3,000,000 in cash to the shareholders of RV Tech.  The option to acquire the remaining 75% of RV Tech expires in 9 months from the closing date of the original transaction.

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

Subsequent to the acquisition, the Company changed it focus from developer and supplier of real-time video cellular phones to a developer and supplier of real-time cellular phones software only.  Therefore, the Company has decided to not continue with the transaction and did not acquire any additional ownership in RV Tech.  Because there are no assets that meet the definition of capitalizable assets under SFAS Number 142 and RV Tech has deficit equity, the investment has been impaired to a value of $1.  This impairment cost has been recognized as an expense in 2005

(3)	Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

		December 31
	Years	2006
Laboratory equipment	3-5	$-
Office furniture and equipment	3-5	76,694
		76,694
Less accumulated depreciation		(50,810)
Net property and equipment		$25,884

(4)	Software Development Costs

Software development costs represent capitalized costs incurred in the development of the cellular phones and telecommunications infrastructure software.  The Company began capitalizing this cost once technological feasibility had been established during the first quarter of 1999.  All costs incurred prior to establishment of technological feasibility were expensed as research and development expenses.  The Company began amortizing this cost once the products were available for general release to customers.  Effective January 1, 2004, the Company began amortizing the balance of software development costs over a three-year period.  For the years ended December 31, 2006 and 2005, amortization expense for software development costs were $2,684,129 and $1,741,270, respectively.  Effective January 1, 2005, Company is no longer capitalizing software development costs from internal operations.  During 2005, the Company acquired $1,320,000 in software development by acquiring Sleipner, S.A. The technology acquired in the transaction enhanced the value and utilization of the Company’s existing patented technology and the company made the determination that it should be capitalized.  This addition to software development costs is being amortized over the remaining life of the previously capitalized costs, a fourteen (14) month period.  At December 31, 2006, software development costs have been fully amortized.

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(5)	Capital Stock, Options and Warrants

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 168,229,868 were issued and outstanding as of December 31, 2006.  At December 31, 2006, 2,722,648 shares were reserved for the exercise of stock options and warrants.

The following table summarizes information about options and warrants outstanding at December 31, 2006 and 2005:

	Shares	Weighted Average Exercise Price December 31, 2006	Shares	Weighted Average Exercise Price December 31, 2005
Outstanding at beginning of year	1,501,806	$.96	615,000	$1.58
Granted	1,220,840	.59	886,806	1.04
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at end of year	2,722,646	$.80	1,501,806	$.96

Weighted average fair value of options and warrants granted during the period	None	$.59	None	$1.04
Exercisable at end of month	2,722,646	$.80	1,501,806	$.96

Stock-based compensation is composed of the following for the year ended December 31, 2006 and 2005:

	2006	2005
Options and warrants	$-
Stock-based compensation at fair value	240,650	5,495,000
Total stock-based compensation expense	$240,650	5,495,000

(6)	Income Taxes

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended December 31, are as follows:

	December 31
	2006		2005
Tax expense/(benefit) computed at statutory rate for continuing operations		$(1,650,000)	$(3,646,000)
Tax (benefit) of operating loss carryforwards		1,650,000	3,646,000
Tax expense/(benefit) for continuing operations	$		$-

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

The Company has current net operating loss carryforwards in excess of $35,000,000 as of December 31, 2006, to offset future taxable income, which expires in various years through 2026.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse.  The components of deferred income tax assets are as follows:

	December 31
	2006	2005
Deferred tax assets:
Net operating loss	$12,106,000	$10,456,000

Total deferred tax assets	12,106,000	10,456,000

Valuation allowance	(12,106,000)	(10,456,000)
Net deferred assets	$-	$-

At December 31, 2006, the Company provided a 100% valuation allowance for the deferred tax asset because realization cannot be assured due to the continuing losses of the company and the requirement that profitability be achieved in the future.  In addition certain losses may not be utilized in the United States of America, but may be available for use in the other countries that the company does business.   Utilization of those expenses will depend upon profitable operations and the tax laws of the other countries involved.

(7)	Related Party Advance

Related party advance consist of the following at December 31, 2006:

During 2005, the Company was advanced $161,000 from InterCapital - Logistic Specialist Investments, Inc.  The advance was non-interest bearing.  A subscription agreement dated January 22, 2007 was negotiated with the Company which will convert the advance to 5,366,666 shares of the Company's common stock during the first quarter of 2007.

All shares to be used for the above noted subscription agreements are restricted shares. The shares have been valued at the value on the applicable liability.

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(8)	Other Commitments and Contingencies

Lease Agreement

The Company leases office space under noncancellable-operating lease which expire December 31, 2008. Future minimum lease payments under the operating lease are as follows:

Year December 31,	Amount
2007	$43,200
2008	43,200
$86,400

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

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

On November 5, 2004, Drago Daic d/b/a Tribeca Inc, filed a lawsuit against the Company, Texas, alleging that the Company delivered restricted shares rather than registered shares in a stock purchase; that he was assigned an interest in a lawsuit and the Company refused to acknowledge his interest; that he was hired to assist in obtaining the grant of a patent in exchange for 4,500,000 shares.  Although, the Company disputes the claims; has never issued any shares to Mr. Drago, is not pursuing litigation against anyone, never signed a contract for assistance with the patent and has used its attorneys Malloy & Malloy to obtain such patent. On December 8, 2006, the Court rendered in judgment against Calypso in the amount of $117,000,000.  Our attorney's felt that the Company had not adequately presented information in its defense due to certain limitations.  Therefore, after entry of this judgment, Calypso has filed a lawsuit seeking a "bill of reviews".  In effect a suit to set aside the Daic judgment, based on new information.  The bill of review was granted: Calypso Wireless, Inc. v. Drago Daic, Cause No. 2007-22571 in the 151st District Court of Harris County, Texas.  Trial date has been set for November 7, 2007.  The Company believes that this new trial will reverse the judgment; however the outcome of this case is uncertain.

On March 3, 2006, Canal Place Ltd. commenced an action against the Company seeking unpaid rent for the term of certain leased property in Akron Ohio in the amount of $27,755.56.  The Company had moved certain technical employees from Akron to Miami and decided to abandon the lease in Akron.

Employment Engagements

The company has entered into  employment agreements with a number of Employees and consultants this provide for various severance benefits, bonus payments based on various performance and technical achievements and often include extra payments in the case of a change of control .

(9)	Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company is in the development stage has primarily been involved in research and development and capital raising activities; as such the Company has incurred significant losses from operations during 2006 and 2005.

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

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

(`10)	SEC Investigation

During 2006 the Company was contacted by the Securities Exchange Commission regarding the investigation of certain consulting contracts and the resulting stock issuances that were executed in 2003 and 2004.  The Company had previously restated the financial statements for those periods as a result of facts disclosed to the former outside auditors during the review of subsequent periods.  The error that led to the restatements was the results of the Company's misinterpretation of reporting requirements related to the Issuances.  The Company has fully cooperated with the investigation and believe there will be no adverse consequences for the Company.

(11)	Related Party Stock Transactions

During the periods presented, the Company received advances from various sources that were initially recorded as interest free advances. Subsequent to the receipt the Company negotiated stock subscription agreements for sales of unregistered stock for the advances at rates below the quoted prices for registered stock. Some of these advances may have come from entities owned by or controlled by existing shareholders. Because the Company was unable to obtain any other financing at the time, it is believed that the rates are substantially equivalent to what might have been obtained from completely independent third parties. The transactions have been recorded as stock subscriptions at the prices negotiated and no additional financing cost or dividends have been recorded.

During 2006, the Company was advanced $121,576 from I. Medicas Central.  The advance was non-interest bearing.  A subscription agreement dated December 22, 2006 was negotiated with the Company which converted the advance to 3,039,400 shares of the Company's common stock as of the date of the subscription agreement.

During 2005, the Company was advanced $115,000 from Link Systems Group, Inc.  The advance was non-interest bearing.  A subscription agreement dated October 12, 2006 was negotiated with the Company which converted the advance to 3,833,333 shares of the Company's common stock as of the date of the subscription agreement.

During 2005, the Company was advanced $115,000 from Marker Ventures, Inc.  The advance was non-interest bearing.  A subscription agreement dated October 9, 2006 was negotiated with the Company which converted the advance to 3,833,333 shares of the Company's common stock as of the date of the subscription agreement.

During 2006, the Company was advanced $85,000 from Importadora Exportadora Istmo, SA.  The advance was non-interest bearing.  A subscription agreement dated October 10, 2006 was negotiated with the Company which converted the advance to 2,833,333 shares of the Company's common stock as of the date of the subscription agreement.

During 2005, the Company was advanced $60,000 from Marker Ventures, Inc.  The advance was non-interest bearing.  A subscription agreement dated August 31, 2006 was negotiated with the Company which converted the advance to 2,000,000 shares of the Company's common stock as of the date of the subscription agreement.

During 2006, the Company was advanced $51,000 from Inversiones - Logistic Specialist Investments, Inc.  The advance was non-interest bearing.  A subscription agreement dated October 12, 2006 was negotiated with the Company which converted the advance to 1,700,000 shares of the Company's common stock as of the date of the subscription agreement.

During 2005, the Company was advanced $41,000 from Manuel Antonio - Interfactoring Finance Corp.  The advance was non-interest bearing.  A subscription agreement dated October 12, 2006 was negotiated with the Company which converted the advance to 1,366,666 shares of the Company's common stock as of the date of the subscription agreement.

During 2005, the Company was advanced $38,200 from Cacovisa - Project Development Capital.  The advance was non-interest bearing.  A subscription agreement dated October 12, 2006 was negotiated with the Company which converted the advance to 1,273,333 shares of the Company's common stock as of the date of the subscription agreement.

During 2005, the Company was advanced $25,000 from I. Medicas Central.  The advance was non-interest bearing.  A subscription agreement dated December 22, 2006 was negotiated with the Company which converted the advance to 625,000 shares of the Company's common stock as of the date of the subscription agreement.

All shares issued for the above noted subscription agreements were restricted shares.  The shares have been valued at the value on the applicable liability.