Form 10QSB
period 2007-03-31
CALYPSO WIRELESS INC
filed 2007-08-30
CIK 719729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

At March 31, 2007, the Registrant had 181,156,352 shares of common stock issued.

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

The company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The company is in the development stage and has primarily been involved in research and development and capital raising activities; as such the company has incurred losses from operations in 2006 and year to date 2007. As a result the company has a need for capital to continue its operations, and it will need to raise additional funds to implement its business plan. Management believes that actions presently being taken to obtain additional debt and/or equity financing will provide the opportunity to continue as a going concern. Our Auditor’s opinion letter for the year ended December 31, 2006 included a modification related to our ability to continue as a going concern.

The Registrant's financial statements for the three month periods ended March 31, 2007 and 2006, are attached to this quarterly report.

Consolidated Financial Statements

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

The Company is a result of a business combination on October 4, 2002, between Kleer-Vu Industries, Inc., a public shell company, and Calypso Wireless, Inc., a privately held development stage company incorporated in the State of Florida in 1998. Kleer-Vu acquired all of the outstanding capital stock of Calypso Wireless, Inc. by issuing 90,000,000 shares of its restricted common stock. For accounting purposes, the acquisition has been treated as the recapitalization of Calypso Wireless, Inc., with Calypso Wireless, Inc. being deemed the acquirer of Kleer-Vu in a reverse merger. At the conclusion of the merger, Calypso Wireless, Inc. stockholders held 99.8% of the combined company. The Company is a development stage company. The company has been in the development stage since inception of its wholly owned subsidiary; Industria de Telecomunicaciones Americanas ATEL, S.A. (American Telecom Industries ATEL, S.A.) which was incorporated in 1997 under the Laws of the Republic of Costa Rica. American Telecom Industries ATEL, S.A. began its research and development activities in 1997. In July, 2006, Calypso Wireless acquired a 16.8% interest in RV Technology Ltd. (RV Technology). RV Technology is a limited company under the laws of Hong Kong. The company is privately held. In October, 2006 Calypso acquired Sleipner S. A. to obtain software to complement ASNAP. In September, 2006 the board of Directors authorized the creation of a wholly owned subsidiary Calypso Technology Holding, Inc. which was incorporated in Florida to explore a proposed contract with VoipTel to propose on a contract in Argentina that would have Calypso providing a dual mode device operating on GSM and Wi-Fi in 802.11a standard (5Ghz). Calypso Technology Holdings received $10,000 Buenos Aires VoipTel the prime bidder to travel to Argentina and assist in the proposal to the Argentina government officials. VoipTel has not received the frequencies required to proceed with any work. There was no other activity in Calypso Technology Holdings.

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

Facilities

Effective January 1, 2007 Calypso entered into a lease to occupy office space at 2500 N. W. 79th Ave., Doral, FL 33122, Suite 220. The terms are $3600 per month from January 1, 2007 to December 31, 2008. This new lease reduces operating costs.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The first quarter of 2007 was devoted to reducing expenses based on the licensing model; pursing investors; pursuing contracts; continued product development and risk mitigation.

Revenues: During the three month period ended March 31, 2007 and 2006, the Company did not generate any revenues related to the sale of its products.

Operating expenses: Operating expenses incurred for the three ended March 31, 2007, were $191,880 compared to $1,548,400 for the three months ended March 31, 2006. Operating expenses, for the three months ended March 31, 2007, have been significantly reduced and consist primarily of staff salaries and rent.

Net Loss and Loss Per Share: The Company's net loss for the three months ended March 31, 2007, was $191,880 compared to $1,548,400 for the three and ended March 31, 2006. For the three months ended March 31, 2007, the net loss per share was $0.00 compared to $0.01 for the three months ended March 31, 2006. The net loss for the three months ended March 31, 2007 was significantly less in 2007 as amortization of software development cost has been completed and salary and other expenses have been reduced.

Off-Balance Sheet Arrangements: The Company had no off-balance sheet arrangements for the three month period ended March 31, 2007

Liquidity and Capital Resources

At March 31, 2007, we had a working capital deficit of $1,004,056 compared to a negative working capital of $1,090,835 at December 31, 2006.  The Company's cash position at March 31, 2007 was $14,816 compared to $4,609 at December 31, 2006. Calypso was in the process of changing its business model did not generate any revenue in this quarter from operations. During this period the Company was focused on working with companies to begin licensing the patented software and working with investors who had expressed an interest in investing in the Company but ultimately did not finalize those plans for various reasons.  Personnel and operating expenses were reduced even more during this period. To assist with liquidity, on March 16, 2007, the Company entered into a “Patent Mortgage and Security Agreement” with several individuals where it received $200,000 and  issued Promissory Notes payable on March 18, 2008, to these individuals which granted the lenders a security interest and mortgage as collateral security to Debtor’s entire right, title and interest in, and under the following, now or hereafter existing, created, acquired or held by Debtor to its Intellectual Property.  At the option of the lender, the loans can be converted into shares of common stock at a conversion price of $0.05. The Company received $56,000 from I. Medicas Central, a related party, in January 2007 which under the terms of the subscription agreement was converted from debt to 1.4 million shares of stock on January 22, 2007    In addition, effective March 1, 2007, the Company signed an agreement with Coastal Bend Capital, LLC. to promote the company’s stock to potential investors and provide other consulting services for 5 million shares of restricted stock to assist further with improving liquidity.  As of April 30, 2007 the Company has raised $160,000 in private placements.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 5, 2004, Drago Daic d/b/a Tribeca Inc, filed a lawsuit against the Company, Texas, alleging that the Company delivered restricted shares rather than registered shares in a stock purchase; that he was assigned an interest in a lawsuit and the Company refused to acknowledge his interest; that he was hired to assist in obtaining the grant of a patent in exchange for 4,500,000 shares. Although, the Company disputes the claims; has never issued any shares to Mr. Drago, is not pursing litigation against anyone, never signed a contract for assistance with the patent and has used its attorneys Malloy & Malloy to obtain such patent; on December 8, 2006, the Court rendered a judgment against Calypso in the amount of $117,000,000. Our attorneys felt that the Company had not adequately presented information in its defense due to new evidence becoming available. Therefore, after entry of this judgment, Calypso has filed a lawsuit seeking a “bill of review”, in effect a suit to set aside the Daic judgment, based on new information. The bill of review was granted :Calypso Wireless, Inc. v. Drago Daic, Cause No. 2007-22571 in the 151st District Court of Harris County, Texas. The trial was originally set for August 27, 2007 but has been postponed until November 7, 2007.  The Company believes that this new trial will reverse the judgment; however the outcome of this case is uncertain.

On October 6, 2006, Robert Leon, the Company's former Chief Technology Officer, commenced an action against the Company seeking additional compensation and reimbursement of certain expenses. On June 23, 2006, the Company agreed to a Stipulated Settlement Agreement, General Release and Proposed Order for the payment of $70,000 and issuance of 150,000 shares of stock. The shares have been issued, however payment of the cash portion has not been made. The amount is accrued in the financial statements as presented.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2007, the Company incurred the obligation to issue unregistered shares as set forth below:

Date of Issuance	Name	No. of Shares	Consideration	Exemption
Accrued	Lissette Mendoza	20,000	Consulting Services valued at $600	Section 4(2)
Accrued	Coastal Bend Capital, LLC	5,000,000	Consulting Services valued at $150,000	Section 4(2)
Accrued	David Davila	10,000	Employment Services valued at $300	Section 4(2)
Accrued	Cristian Turrini	280,000	Performance bonus & Empl. Svs. valued at $15,900	Section 4(2)
Accrued	InterCapital-Logistic Spec. Investment	5,366,666	Debt Conversion	Section 4(2)
Accrued	I. Medicas Central	1,400,000	Debt Conversion	Section 4(2)

The issuances of shares as compensation for consulting, employee, officer and director services as for broker commissions and debt conversion were also made in reliance upon Section 4(2) of the Act. The offering and sale of shares to accredited investors for cash consideration in connection with private placements were made in reliance upon Section 4(2) of the Act. The Company believes that the above issuances of restricted shares were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Effective March 1, 2007, Mr. Cristian Turrini entered into a two year employment agreement with the Company to serve as President and Chief Executive Officer which provided for an annual salary of $150,000 with Calypso being responsible for payments of all taxes, social security and any other payments required by state and federal law. The employment agreement provides for a 10,000 shares of R-144 stock each month..   The employment agreement grants Mr. Turrini an option to purchase 250,000 shares of common stock at an exercise price of $0.03 per year for each year of the duration of this employment Agreement.  The employment agreement provides that upon termination of the term of the contract Calypso has the option, upon mutual consent of the parties and agreed upon terms, to extend for an additional period negotiated by the parties.

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
▪
The fourth performance bonus agreement grants 250,000 R-144 shares and 250,000 S-8 shares if certain goals are achieved regarding restructuring Calypso.  The Board determined that the terms of this Agreement have been successfully met in the first quarter and therefore these shares have been accrued in the financial statements as of March 31, 2007.

▪	All of the transactions above will be measured at fair value in accordance with FAS 123 R

Effective August 21, 2007, Cheryl L. Dotson was reappointed by the Board as chief financial officer.  Ms. Dotson had been serving as a Consultant to the Board for preparation of the 10QSB for September 30, 2006, the 10KSB for December 31, 2006, and the 10QSB for the periods March 31, 2007 and June 30, 2007.  Ms. Dotson’s consulting agreement, February 2007 called for her to be issued 200,000 shares for these services.  These shares have been accrued in the financial statements for the period ending March 31, 2007.

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

By: /s/ Cristian Turrini
CEO and President
Dated: August 27, 2007

By: /s/ Cheryl L. Dotson
Chief Financial Officer
Dated: August 27, 2007

Financial Statements

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheets

March 31, 2007 and December 31, 2006
(Unaudited)

Assets	2007	2006
		(Audited)

Current assets:
Cash	$14,816	$4,609
Prepaid expenses and other current assets	30,000	-
Total current assets	44,816	4,609

Property and equipment, net	21,475	25,884
Patents	455,797	455,797
Investment in RV Technology Limited	1	1
Other assets	6,093	6,093
Total assets	$528,182	$492,384

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	200,055	207,337
Accrued expenses	305,771	302,561
Accrued salaries and related liabilities	257,423	339,756
Accrued interest payable	833	-
Advances from customers	84,790	84,790
Notes payable to related parties	-	161,000
Short-term notes payable	200,000	-
Total liabilities - current	1,048,872	1,095,444

Stockholders' equity (deficit):
Common stock, $.001 par value. Authorized 200,000,000 shares: 181,156,352 shares issued and outstanding at March 31, 2007, 168,229,868 shares issued and outstanding at December 31, 2006	181,156	168,230
Additional paid-in capital	35,232,204	34,827,130
Deficit accumulated during the development stage	(35,790,300)	(35,598,420)
	(376,,940)	(603,060)
Deferred stock compensation	(143,750)	-
Total stockholders' equity (deficit)	(520,690)	(603,060)

Total liabilities and stockholders' equity	$528,182	$492,384

See accompanying notes to consolidated financial statements.

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Operations

Three months ended March 31, 2007 and 2006
(Unaudited)

			Cumulative
			totals from
			inception to
			March 31,
	2007	2006	2007

Revenues	$-	$-	$-
Cost of goods sold	-	-	-
Gross profit	-	-	-

Operating expenses:
Research and development	30,000	70,625	6,617,967
General and administrative expenses	156,637	802,840	16,939,982
Impairment expenses	-	-	5,477,515
Write-off of inventory	-	-	86,103
Interest expense	833	-	218,927
Depreciation and amortization	4,410	674,935	6,132,637
Total operating expenses	191,880	1,548,400	35,473,131

Operating loss	(191,880)	(1,548,400)	(35,473,131)

Other income - gain on the sale of assets	-	-	(317,169)

Net loss before provision for income taxes	(191,880)	(1,548,400)	(35,790,300)

Provision for income taxes	-	-	-

Net loss	$(191,880)	$(1,548,400)	$(35,790,300)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average common shares	177,009,752	139,714,554

See accompanying notes to consolidated financial statements.

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Cash Flows

Three months ended March 31, 2007 and 2006
(Unaudited)

			Cumulative
			totals from
			inception to
			March 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(191,880)	$(1,548,400)	$(35,790,300)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation of property and equipment	4,409	3,903	154,539
Amortization of software development costs	-	671,032	5,978,097
Common stock issued for services	51,000	155,650	11,755,222
Amortization of deferred stock compensation	6,250	-	6,250
Impairment expenses	-	-	5,477,515
Loss on sales of assets	-	-	441,169
Write-off of inventory	-	-	86,103
Bad debt expense	-	-	25,396
(Increase) decrease in operating assets:
Refund receivable	-	-	(25,396)
Prepaid expenses and other current assets	(30,000)	-	(30,000)
Other assets	-	-	(109,101)
Increase (decrease) in operating liabilities:
Accounts payable	(7,282)	35,247	287,123
Accrued expenses	3,210	-	473,703
Accrued salaries and related liabilities	(82,333)	9,834	257,423
Accrued interest payable	833	-	833
Advances from customers	-	-	84,790
Net cash used in operating activities	(245,793)	(672,734)	(10,926,634)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(3,622,425)
Cash proceeds from the sale of assets	-	-	134,831
Increase in patents	-	-	(455,797)
Increase in software development costs		-	(4,368,097)
Cash paid for investment in RV Technology Limited	-	-	(1,000,000)
Net cash used in investing activities	-	-	(9,311,488)

Cash flows from financing activities:
Proceeds from the sale of common shares	-	670,000	19,303,947
Proceeds from short-term borrowing	200,000	252,461	96,095
Proceeds from borrowings from related parties	56,000	-	918,048
Proceeds from long-term debt	-	-	782,695
Repayment of borrowings from related parties	-	(150,000)	(582,847)
Repayment of long-term debt	-	-	(265,000)
Bank overdraft	-	(23,987)	-
Net cash provided by financing activities	256,000	748,474	20,252,938

Net increase in cash	10,207	75,740	14,816

Cash at beginning of year	4,609	4,771	-
Cash at end of period	$14,816	$80,511	$14,816

Supplemental schedule of cash flow information:
Interest paid	$-	$-	$218,094

Non-cash transactions:
Issuance of common stock for conversion of debt	$217,000	$-	$2,014,191
Issuance of common stock for acquisition of software development costs	$-	$-	$1,390,000
Issuance of common stock for acquisition of investment in RV Technology Limited	$-	$-	$950,000
Issuance of common stock for acquisition of Sleipner, S.A.	$-	$-	$1,170,000

CALYPSO WIRELESS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)           General

Calypso Wireless, Inc. (the "Company" or "CLYW"), formerly Kleer-Vu Industries, Inc., operates as a holding company with two wholly-owned subsidiaries.  All monetary amounts noted in the financial statements are expressed in U.S. Dollars.  Transactions in Nicaragua are denominated in US Dollars.  Assets, Liabilities and transactions of Sleipner are denominated in Euros and Swiss Franks, but have been translated into US Dollars.  Translation gain or loss does not have a material effect on the financial statements and has been included within the various expense categories involved.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months period ended March 31, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto.  For further information, refer to the Company's audited consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

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

(4)           Capital Stock, Options and Warrants

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 181,156,352 shares were issued and outstanding at March 31, 2007, and 2,851,813 shares were reserved for issuance pursuant to the exercise of outstanding stock options and warrants as of March 31, 2007.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment") SFAS 123(R)).

The Company also grants options to non-employees for goods and services and in conjunction with certain agreements.  These grants are accounted for under SFAS No. 123(R) based on the grant date fair values.

The following table summarizes information about options and warrants outstanding at March 31, 2007 and 2006:

	Shares	Weighted Average Exercise Price March 31, 2007	Shares	Weighted Average Exercise Price March 31, 2006
Outstanding at beginning of year	2,722,646	$0.80	1,501,806	$0.96
Granted	129,167	0.66	256,249	0.72
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at end of period	2,851,813	$0.79	1,758,055	$0.92

Weighted average fair value of options and warrants granted during the period	N/A	$0.66	N/A	$0.72

Exercisable at end of month	2,851,813	$0.79	1,758,055	$0.92

CALYPSO WIRELESS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Stock-based compensation is composed of the following for the three-month ended March 31, 2007:

Options and warrants	$-
Stock-based compensation at fair value	57,250
Total stock-based compensation expense	$57,250

All shares to be issued for the above noted subscription agreements are restricted shares.  The shares have been valued at the value on the applicable liability.

(5)           Short-term Notes Payable

Short term notes payable represents thirteen (13) individual notes totaling $200,000, all dated March 16, 2007.  The promissory notes are all due on March 15, 2008, including interest at 10%.  All notes are convertible into the Company's common stock at the option of the lenders at a conversion price of $0.05 per share.  The conversion could potentially cause the Company to issue 4,000,000 shares of the Company's common stock to the lenders.  All notes are secured by a Patent Mortgage and Security Agreement dated March 16, 2007 covering intellectual property collateral, including the Company's patents and patents rights.

(6)	Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company is in the development stage has primarily been involved in research and development and capital raising activities; as such the Company has incurred significant losses from operations during 2007 and 2006.

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

CALYPSO WIRELESS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Contingencies

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

(8)	SEC Investigation

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