Form 10QSB
period 2007-06-30
CALYPSO WIRELESS INC
filed 2007-08-30
CIK 719729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

At June 30, 2007, the Registrant had 185,886,534 shares of common stock issued.

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

The Registrant's financial statements for the three and six month periods ended June 30, 2007 and 2006, are attached to this quarterly report.

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

Results of Operations

Three Months and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006

The second quarter of 2007 was devoted to pursuing contracts for licensing and continued product development.

Revenues: During the three month and six month period ended June 30, 2007 and 2006, the Company did not generate any revenues related to the sale of its products.

Operating expenses: Operating expenses incurred for the three and six month periods ended June 30, 2007, were $623,730 and $815,610 compared to $1,140,376 and $2,688,776 for the three and six months ended June 30, 2006. Operating expenses, for the three and six month periods ended June 30, 2007, have been substantially reduced and consist primarily of depreciation and amortization - non-cash expenditures. Cash operating expenses were primarily for significantly reduced staff and rent.

Net Loss and Loss Per Share: The Company's net loss for the three and six months ended June 30, 2007, were $623,730 and $815,610 compared to $1,140,376 and $2,688,776 for the three and six month periods ended June 30, 2006. For the three and six months ended June 30, 2007, the net loss per share was $0.00 and $0.00 compared to ($0.01) and ($0.02) for the three and six months ended June 30, 2006. The net loss for the six months ended June 30, 2007 includes $511,642 in stock-based compensation.

Off-Balance Sheet Arrangements: The Company had no off-balance sheet arrangements for the three month period ended June 30, 2007

Liquidity and Capital Resources

At June 30, 2007, we had a working capital deficit of $1,008,986 compared to a negative working capital of $1,090,835 at December 31, 2006. The Company's cash position at June 30, 2007 was $13,562 compared to $4,609 at December 31, 2006. Calypso did not generate any revenue in this quarter from operations. Through June 30, 2007, the Company has raised $160,000 in private placement offerings for working capital purposes and received loans of $200,000.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 5, 2004, Drago Daic d/b/a Tribeca Inc, filed a lawsuit against the Company, Texas, alleging that the Company delivered restricted shares rather than registered shares in a stock purchase; that he was assigned an interest in a lawsuit and the Company refused to acknowledge his interest; that he was hired to assist in obtaining the grant of a patent in exchange for 4,500,000 shares. Although, the Company disputes the claims; has never issued any shares to Mr. Drago, is not pursing litigation against anyone, never signed a contract for assistance with the patent and has used its attorneys Malloy & Malloy to obtain such patent; on December 8, 2006, the Court rendered a judgment against Calypso in the amount of $117,000,000. Our attorneys felt that the Company had not adequately presented information in its defense due to new evidence becoming available. Therefore, after entry of this judgment, Calypso has filed a lawsuit seeking a “bill of review”, in effect a suit to set aside the Daic judgment, based on new information. The bill of review was granted :Calypso Wireless, Inc. v. Drago Daic, Cause No. 2007-22571 in the 151st District Court of Harris County, Texas. The trial originally set for August 27, 2007 has been postponed to November 7, 2007.  The Company believes that this new trial will reverse the judgment; however the outcome of this case is uncertain.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2007, the Company incurred the obligation to issue unregistered shares as set forth below:

Date of Issuance	Name	No. of Shares	Consideration	Exemption
Accrued	Cristian Turrini	1,030,000	Performance Bonus and Emplmnt Svs valued at $150,300	Section 4(2)
Accrued	Young J. Kim	2,000,000	Private Placement valued at $100,000	Section 4(2)
Accrued	Sung J. Kim	800,000	Private Placement valued at $40,000	Section 4(2)
Accrued	Deborah J. Kim	200,000	Private Placement valued at $10,000	Section 4(2)
Accrued	Eun Sook Kim	200,000	Private Placement valued at $10,000	Section 4(2)

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

On February 16, 2007, Cristian Turrini entered into four Performance Bonus Agreements.  Mr. Turrini has satisfied the terms of the agreement which grants 750,000 R-144 shares and 750,000 S-8 shares upon signing a Field Trial Agreement with a large US based network company or a large US based carrier for testing the Calypso ASNAP patented technology.  These shares have been accrued in the financial statements.

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

By: /s/ Cristian Turrini
CEO and President
Dated: August 28, 2007

By: /s/ Cheryl L. Dotson
Chief Financial Officer
Dated: August 28, 2007

Financial Statements

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheets

June 30, 2007 and December 31, 2006
(Unaudited)

Assets	2007	2006
		(Audited)

Current assets:
Cash	$13,562	$4,609
Prepaid expenses and other current assets	20,000	-
Total current assets	33,562	4,609

Property and equipment, net	17,067	25,884
Patents	455,797	455,797
Investment in RV Technology Limited	1	1
Other assets	6,093	6,093
Total assets	$512,520	$492,384

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	186,244	207,337
Accrued expenses	295,771	302,561
Accrued salaries and related liabilities	269,923	339,756
Accrued interest payable	5,820	-
Advances from customers	84,790	84,790
Notes payable to related parties	-	161,000
Short-term notes payable	200,000	-
Total liabilities - current	1,042,548	1,095,444

Stockholders' equity (deficit):
Common stock, $.001 par value. Authorized 200,000,000 shares:
185,886,534 shares issued and outstanding at June 30, 2007,
168,229,868 shares issued and outstanding at December 31, 2006	185,887	168,230
Additional paid-in capital	35,823,115	34,827,130
Deficit accumulated during the development stage	(36,414,030)	(35,598,420)
	(405,028)	(603,060)
Deferred stock compensation	(125,000)	-
Total stockholders' equity (deficit)	(530,028)	(603,060)

Total liabilities and stockholders' equity	$512,520	$492,384

See accompanying notes to consolidated financial statements.

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Operations

Three and six months ended June 30, 2007 and 2006
(Unaudited)

					Cumulative
					totals from
					inception to
	Three months ended June 30,		Six months ended June 30,		June 30,
	2007	2006	2007	2006	2007

Revenues	$-	$-	$-	$-	$-
Cost of goods sold	-	-	-	-	-
Gross profit	-	-	-	-	-

Operating expenses:
Research and development	30,000	113,806	60,000	184,431	6,647,967
General and administrative expenses	584,336	351,633	740,973	1,154,473	17,524,318
Impairment expense	-	-	-	-	5,477,515
Write-off of inventories	-	-	-	-	86,103
Interest expense	4,987	-	5,820	-	223,914
Depreciation and amortization	4,407	674,937	8,817	1,349,872	6,137,044
Total operating expenses	623,730	1,140,376	815,610	2,688,776	36,096,861

Operating loss	(623,730)	(1,140,376)	(815,610)	(2,688,776)	(36,096,861)

Other income - gain on sale of assets	-	-	-	-	(317,169)

Net loss before provision for income taxes	(623,730)	(1,140,376)	(815,610)	(2,688,776)	(36,414,030)

Provision for income taxes	-	-	-	-	-

Net loss	$(623,730)	$(1,140,376)	$(815,610)	$(2,688,776)	$(36,414,030)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average common shares	184,221,834	142,156,304	179,827,334	140,936,154

See accompanying notes to unaudited condensed consolidated financial statements.

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Cash Flows

Six months ended June 30, 2007 and 2006
(Unaudited)

			Cumulative
			totals from
			inception to
			June 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(815,610)	$(2,688,776)	$(36,414,030)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation of property and equipment	8,817	7,807	158,947
Amortization of software development costs	-	1,342,065	5,978,097
Common stock issued for services	473,800	155,650	12,178,022
Stock options issued for services	12,842	-	12,842
Amortization of deferred stock compensation	25,000	-	25,000
Impairment expenses	-	-	5,477,515
Loss on sales of assets	-	-	441,169
Write-off of inventory	-	-	86,103
Bad debt expense	-	-	25,396
(Increase) decrease in operating assets:
Refund receivable	-	-	(25,396)
Prepaid expenses and other current assets	(20,000)	-	(20,000)
Other assets	-	-	(109,101)
Increase (decrease) in operating liabilities:
Accounts payable	(21,093)	114,237	273,312
Accrued expenses	(6,790)	(37,810)	463,703
Accrued salaries and related liabilities	(69,833)	114,791	269,923
Accrued interest payable	5,820	-	5,820
Advances from customers	-	-	84,790
Net cash used in operating activities	(407,047)	(992,036)	(11,087,888)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(3,622,425)
Cash proceeds from the sale of assets	-	-	134,831
Increase in patents	-	-	(455,797)
Increase in software development costs		-	(4,368,097)
Cash paid for investment in RV Technology Limited	-	-	(1,000,000)
Net cash used in investing activities	-	-	(9,311,488)

Cash flows from financing activities:
Proceeds from the sale of common shares	160,000	983,500	19,463,947
Proceeds from short-term borrowing	200,000	-	200,000
Proceeds from borrowings from related parties	56,000	132,745	918,048
Proceeds from long-term debt	-	-	782,695
Repayment of short-term borrowing	-	-	(103,905)
Repayment of borrowings from related parties	-	-	(582,847)
Repayment of long-term debt	-	-	(265,000)
Bank overdraft	-	(23,987)	-
Net cash provided by financing activities	416,000	1,092,258	20,412,938

Net increase in cash	8,953	100,222	13,562

Cash at beginning of year	4,609	4,771	-
Cash at end of period	$13,562	$104,993	$13,562

Supplemental schedule of cash flow information:
Interest paid	$-	$-	$218,094

Non-cash transactions:
Issuance of common stock for conversion of debt	$217,000	$-	$2,014,191
Issuance of common stock for acquisition of software development costs	$-	$-	$1,390,000
Issuance of common stock for acquisition of investment in RV Technology Limited	-	$-	$950,000
Issuance of common stock for acquisition of Sleipner, S.A.	-	$-	$1,170,000

CALYPSO WIRELESS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1)	General

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months period ended June 30, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007.

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

CALYPSO WIRELESS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 185,886,534 shares were issued and outstanding at June 30, 2007, and 2,955,978 shares were reserved for issuance pursuant to the exercise of outstanding stock options and warrants as of June 30, 2007.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment") SFAS 123(R)).

The Company also grants options to non-employees for goods and services and in conjunction with certain agreements.  These grants are accounted for under SFAS No. 123(R) based on the grant date fair values.

The following table summarizes information about options and warrants outstanding at June 30, 2007 and 2006:

	Shares	Weighted Average Exercise Price June 30, 2007	Shares	Weighted Average Exercise Price June 30, 2006
Outstanding at beginning of year	2,722,646	$0.80	1,501,806	$0.96
Granted	233,332	0.40	574,999	0.67
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at end of period	2,955,978	$0.77	2,076,805	$0.88

Weighted average fair value of options and warrants granted during the period	N/A	$0.40	N/A	$0.67

Exercisable at end of month	2,955,978	$0.77	2,076,805	$0.88

CALYPSO WIRELESS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Stock-based compensation is composed of the following for the month ended June 30, 2007 and 2006:

	2007	2006
Stock-based compensation at fair value	$473,800	$155,650
Amortization of deferred stock compensation	25,000	-
Option and warrants	12,842	-
Total stock-based compensation expense	$511,642	$155,650

(5)	Short-term Notes Payable

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

(7)	Legal Proceedings

On November 5, 2004, Drago Daic d/b/a Tribeca Inc, filed a lawsuit against the Company, Texas, alleging that the Company delivered restricted shares rather than registered shares in a stock purchase; that he was assigned an interest in a lawsuit and the Company refused to acknowledge his interest; that he was hired to assist in obtaining the grant of a patent in exchange for 4,500,000 shares. The Company disputes the claims; and has never issued any shares to Mr. Drago, is not pursing litigation against anyone, never signed a contract for assistance with the patent and has used its attorneys Malloy & Malloy to obtain such patent; on December 8, 2006 the Court rendered a judgment against Calypso in the amount of $117,000,000.  Our attorney felt that the Company had not adequately presented information in its defense due to certain limitations.  Therefore, after entry of this judgment, Calypso has filed a lawsuit seeking a “bill of review”, in effect a suit to set aside the Daic judgment, based on new information. The bill of review was granted :Calypso Wireless, Inc. v. Drago Daic, Cause No. 2007-22571 in the 151st District Court of Harris County, Texas.  Trial date has been set for November 7, 2007.  The Company believes that this new trial will reverse the judgment; however the outcome of this case is uncertain.

CALYPSO WIRELESS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(8)	SEC Investigation

During 2006, the Company was contacted by the Securities and Exchange Commission regarding the investigation of certain consulting contracts and the resulting stock issuances that were executed in 2003 and 2004.  The Company had previously restated the financial statements for those periods as a result of facts disclosed to the former outside auditors during the review of subsequent periods.  The error that led to the restatements was the result of the Company's misinterpretation of reporting requirements related to the issuances.  The Company has fully cooperated with the investigation and believes there will be no adverse consequences for the Company.