Form 10KSB/A
period 2006-12-31
CALYPSO WIRELESS INC
filed 2008-01-10
CIK 719729

10KSB 1 form10ksb.htm CALYPSO WIRELESS 10-KSB 12-31-2006

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

Commission File No.: 1-8497

CALYPSO WIRELESS, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	13-5671924
(State of Incorporation)	(I.R.S. Employer Identification No.)

2500 N. W. 79thAve., Suite 220, Doral, FL	33122
(Address of Principal Executive Offices)	(ZIP Code)

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

PART I

This 2006 10KSB has been amended to expand the Plan of Operations, correct the Report of the Independent CPAs and expand and clarify some footnotes to the financial statements including the Daic lawsuit and finally to restate the financial statements for an $80,000 charge for financing costs associated with the conversion price of certain advances.

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

Research and Development

We are reviewing our further need for Research & Development in conjunction with our licensing program.

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

ITEM 3. LEGAL PROCEEDINGS

On November 5, 2004, Drago Daic d/b/a Tribeca Inc, filed a lawsuit against the Company, Texas, alleging that the Company delivered restricted shares rather than registered shares in a stock purchase; that he was assigned an interest in a lawsuit and the Company refused to acknowledge his interest; that he was hired to assist in obtaining the grant of a patent in exchange for 4,500,000 shares.  Although, the Company disputes the claims; has never issued any shares to Mr. Drago, is not pursing litigation against anyone, never signed a contract for assistance with the patent and has used its attorneys Malloy & Malloy to obtain such patent; on December 8, 2006, the Court rendered a judgment against Calypso in the amount of $117,000,000.  Our attorney’s felt that the Company had not adequately presented information in its defense due to certain limitations.  Therefore, after entry of this judgment, Calypso filed a lawsuit seeking a “bill of review”, in effect a suit to set aside the Daic judgment, based on new information. The bill of review was granted :Calypso Wireless, Inc. v. Drago Daic, Cause No. 2007-22571 in the 151st District Court of Harris County, Texas.

The Daic lawsuit is complex and a significant portion rests on unsigned agreements which have been represented as verbal contracts.  In Texas even though there are various drafts, all of which are unsigned, verbal contracts can be legitimate.  No court has ever decided the Drago case on the merits.  The Company had retained outside counsel and had diligently defended the case.  At some point there were problems scheduling depositions for witnesses and other issues complicated the case, including the outside counsel withdrawing shortly prior to the trial date.  At the time, our former CEO Mr. Turrini, was Vice President and his duties included among other things Legal Affairs, assumed responsibility for the case.  Due to a purported scheduling issue, the VP (former CEO) did not appear in Court on the trial date and did not retain new counsel in time for the trial date, allowing the Plaintiffs to receive a default judgment for approximately $83 million.  In general terms, damages were based on the price of the stock at the time it was allegedly promised to Daic (about $6), plus treble damages. The summary judgment awarded an additional approximately $34 million in attorney’s fees for a total judgment of $117,000,000.  The outside attorney was re-retained and the former CEO assisted with successfully obtaining a Bill of Review, which would allow the company to challenge the validity of the judgment.  That trial has been put off while the parties work toward a settlement so that the Company can move forward. Thus, the Bill of Review, which could result in the judgment being overturned or vacated, is pending, while the parties work on a settlement, which has not been finalized.

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

Plan of Operation

The Company’s original plan was to produce cell phones and pursuant to that plan a substantial investment was made by the Company in software and equipment.  After achieving what we believed to be technological feasibility in 1999, the Company had the product working on demonstration equipment.  As it continued development and testing of the technology the Company went public in late 2002 to raise the additional funds it would need.  The Company was successful in obtaining a patent on January 20, 2004 to protect its investment in the technology.  In 2005, the Company purchased an interest in R. V. Tec to assist it in developing the cellphone devices which would have been made available to the customer base.  Further, to improve its now patented technology in functionality, the Company purchased Sleipner.  The software that had been developed by Sleipner significantly enhanced the Company’s software.

Following the RV Tec and Sleipner acquisitions  the Company began having liquidity  issues.  The Diac lawsuit also had a material adverse effect on the Company’s ability to borrow, raise capital or engage the technology resources it needed.  As a result of the liquidity problems the Company faced, some potential investors, potential joint ventures with companies,  potential managers and  board members did not occur and several discussions with third parties with potential offers for purchase of the Company fell through.  The Company determined that it would be best to abandon its efforts at manufacturing cellphones.  The Company in 2005 changed its business model to devote its efforts to license the patented technology.

Despite our desire to devote our resources on licensing and products, we plan to make significant efforts focused on risk mitigation relating to litigation and the ongoing SEC matters. Further, management will continue to pursue potential investors to assist in the Company’s efforts to improve interim cash flow until the potential contracts are finalized.   In 2007, the Company will devote its remaining resources into working with potential partners to license the patent, continued product development on its Bluetooth product and securing field trial agreements on the product which will allow for customization of the software for contracts to license the technology. We expect that this will provide the Company its initial revenue.

During 2007, Calypso began the development of a test unit with a large US based network company in Boca Raton, Florida   Further, the company was reviewing a draft contract for licensing of the patent, initiated by our former CEO, to determine its benefit to the Company.  We have determined that our former CEO had made false representations to the Company and to the Board regarding the benefit to both parties. They were unaware of security interest related to the Drago Diac case.  In addition the Company must address Agreements entered into by our former CEO, where several additional persons loaned the Company money collateralized by a security interest in the patent.  The Company is very hopeful that a settlement will be reached in soon in the Daic lawsuit to allow the Company to move forward with contracts that should it be beneficial to the Company.  It also seems that our former CEO expended significant time and effort on the unauthorized purchase of patents which value needs to be determined.

We are pursuing partnering agreements and new products which will generate revenues.  No other technology or phone company has been able to go from feasibility to production to sales in this specific technology although many are trying.  We have been contacted by some of those larger companies with regard to our technology and we will work with them to bring the product to market.   The Plan of Operation in the 2007 10KSB will provide more detail on our plan to obtain revenue in 2008.

Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources

At December 31, 2006, we had a working capital deficit of $1,742,611 compared to a negative working capital of $1,494,273 at December 31, 2005. The Company's cash position at December 31, 2006 was $4,609 compared to $4,771 at December 31, 2005. Calypso did not generate any revenue in this year from operations.  During the year ended December 31, 2006, the Company sold lab equipment located in the Miami Lake office.  The Company received $27,700 for the equipment with original cost of $99,319.  The equipment had been fully depreciated with a book value of $0, resulting in a gain of $27,700.  During the year ended December 31, 2006, Company sold the equipment located in Managua, Nicaragua.  The equipment was previously reported on the Company's books as assets held for sale in the amount of $576,000.  The Company received $107,131 for the assets, resulting in a loss of $468,869.  Although sold at a loss, these transactions did generate some cash for operations.  The Company was unable to finalize any of the agreements with potential investors that would have raised significant capital and potentially resulted in a change in control.  In 2006, the Company has raised $983,500 in private placement offerings for working capital purposes.

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

Operating Expenses

During 2006, the Company incurred operating expenses of $4,491,465 compared to $10,715,246 during 2005. Our operating expenses decreased by approximately $6.3 million.   Operating expenses, have been substantially reduced and consist primarily of depreciation and amortization and the write-off of equipment held for the development of cell phones - non-cash expenditures.  Cash operating expenses were primarily for significantly reduced staff and rent.

Net Loss and Loss Per Share

The Company had a net loss of $4,932,634 for the year ended December 31, 2006, compared to a net loss of $10,715,246 in 2005. The net loss decreased by $5,782,612.  The decrease was due to the reasons set forth under Operating Expenses above. The Company's net loss per share for 2006 and 2005 were $0.03 and $0.09, respectively.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A)

At present, the Company has three executive officers and three directors. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Positions
Antonio Zapata	48	Chairman of the Board
Julietta Moran	61	Director
George Schilling	55	Interim Chief Executive Officer and President
Cheryl L. Dotson	52	Chief Financial Officer & Director
Alessandro Valenti	52	Vice President of Research and Development

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

George Schilling -- Interim CEO and President. On December 3, 2007, the Registrant's Board of Directors appointed George Schilling as interim president and chief executive officer. Mr. Schilling previously served as the Registrant's president and chief executive officer of the Registrant from December 2004 through August 2005. Mr. Schilling is a seasoned business manger with experience and leadership in the growth of small companies that are focused on sales and global marketing. Mr. Schilling currently serves on the Board of Directors and is a consultant for Gridline Communications Holdings, Inc., a Delaware corporation, that offers the global deployment of Broadband Over Power lines. Mr. Schilling has extensive experience as a self-employed broker for the global construction, sales and financing plans for the delivery of yachts to his pre-qualified clientele. Mr. Schilling received his B.S. degree from Arizona State University in 1969 with continuing studies at Grand Canyon College and South Hampton College, NY.

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

ITEM 10. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers and highly compensated persons of the Company for the fiscal year ended December 31, 2006:

Summary Compensation Table

		Salary	Bonus	Stock Awards	Option Award(s)	Nonequity Incentive plan compensation	Nonqualified deferred Compensation earnings	All other compensation	Total Compensation
Name and Principal Position	Year	($) (1)	($)	($)	($) (2)	($)	($)	($)	($)

George Schilling, President (3)	-	-	-	-	-	-	-	-	-

David Davila, Former CEO and President	2006	150,000	-	15,000	-	-	-	-	165,000

Cristian Turrini, Former VicePresident, & CEO (3)	2006	109,940	-	15,200	-	-	-	-	125,140

Cheryl L. Dotson, CFO	2006	74,997	-	42,000	-	-	-	-	116,997

Alessandro Valenti, Vice President Research and Development	2006	115,000	-	7,000	-	-	-	-	122,000

(1)  Salary includes amounts paid as salary, contract labor and amounts accrued but not paid.

(2)  See "Stock-Based Compensation" in note 1 to the financial statements for valuation assumptions.

(3)  Mr. Turrini was terminated for cause on December 6, 2007 as President & CEO.  Mr. George Schilling was appointed Interim President & CEO.

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

On December 6, 2007 The Board of Directors of the Company terminated Mr. Turrini for cause.  Reference is made the Registrant’s Form 8-K filed December 7, 2007 relating to Mr. Turrini’s termination.

Effective August 21, 2007, Cheryl L. Dotson has accepted reappointment by the Board as chief financial officer. Ms. Dotson had been serving as a Consultant to the board for preparation of the 10-QSB for September 30, 2006, the 10KSB for December 31,2006, and the 10QSB for the periods March 31, 2007 and June 30, 2007. Ms Dotson's consulting agreement called for her to be issued 200,000 shares for these services. These shares have been accrued in the financial statements for the period ended March 31, 2007. Her employment agreement is attached as Exhibit 9.01. Effective December 5, 2007 Mrs. Turrini was replaced as President by George Schilling.

Outstanding Equity Awards at Fiscal Year-End

							Outstanding Equity Awards at Fiscal Year-End

	Number of Securities underlying unexercised options exercisable		Number of Securities underlying unexercised options unexercisable		Equity incentive plan awards: Number of Securities underlying unexercised options unearned options		Option exercise price	Option expiration date	Number of shares of units of stock that have not vested		Market value of shares of units of stock that have not vested	Equity incentive plan awards: No. of unearned shares, units or other rights that have not vested		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name and Principal Position	(#	)	(#	)	(#	)	($)		(#	)	($)	(#	)	($)

David Davila, Former CEO and President	333,328		-		-		0.75	None						-

Cristian Turrini, Former Vice President	266,672		-		-		0.75	None						-

Cheryl L. DotsonCFO	100,000		-		-		0.80	None						-

Alessandro Valenti, Vice President Research and Development	100,000		-		-		0.45	None						-

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

				Director Summary Compensation Table

(a)	(b)	(c)	(d)	(e)		(f)	(g)

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-equity incentive plan compensation	Nonqualified deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Antonio Zapata	-	-	-		0	-	-

Julietta Moran.	-	1,500	-		0	-	1,500

Cheryl Dotson (2)	-

 (1) See "Stock-Based Compensation" in note 1 to the financial statements for valuation assumptions.
 (2) Ms. Dotson was elected to the Board of Directors on November 18, 2007.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class
	Halston Business, Inc.
Common Stock	5979 N W 151st St	13,864,220	8.2%
	Miami Fl 33014
	Baylis Trade, Inc.
Common Stock	41 South Audley, London W1K 2F5	12,200,513	7.3%
	United Kingdom
	Interfactoring Finance Corp.
Common Stock	Box 2236, 7801 NW 37th St.	10,961,921	6.5%
	Miami, FL 33166
	Marker Ventures, Inc.
Restricted Stock	5753 N.W. 158 Street	8,999,999	5.3%
	Miami, FL 33014
	Antonio Zapata, Chairman
Common Stock	5753 N.W. 158 Street	0	0.00%
	Miami, FL 33014
	Julietta Moran, Director
Restricted Stock	5753 N.W. 158 Street	50,000	0.00%
	Miami, FL 33014
	Cristian Turrini, Former CEO and President
Restricted Stock	9257 Carlyle Ave	150,000	0.00%
	Surfside, FL
	David Davila, Former CEO and President
Restricted Stock	5753 N.W. 158 Street	100,000	0.00%
	Miami, FL 33014
	Alessandro Valenti , Vice President
Restricted Stock	Via Castel Morrone 2	675,000	0.00%
	Milan, Italy

Common Stock	All officers and directors as a group (5 persons)	975,000 shares	0.00%

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

(c)	The company used the following promoters during the last five fiscal years: D. E. Wine; Shekhar Lodha and his company, 21stCentury Management.

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

CALYPSO WIRELESS, INC.

By: /s/ George Schilling	Date: January 2, 2008
Chief Executive Officer and President

By: /s/ Cheryl L. Dotson	Date: January 2, 2008
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Antonio Zapata	Date: January 2, 2008
Antonio Zapata, Chairman

By: /s/ Julietta Moran	Date: January 2, 2008
Julietta Moran, Director

CALYPSO WIRELESS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Index

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Balance Sheets – December 31, 2006

Statements of Operations – Years ended December 31, 2006 and 2005 With cumulative totals from inception to December 31, 2006

Statements of Stockholders’ Equity – Years ended December 31, 2006 and 2005 With cumulative totals from inception to December 31, 2006

Statements of Cash Flows – Years ended December 31, 2006 and 2005 With cumulative totals from inception to December 31, 2006

Notes to Consolidated Financial Statements

Report of Independent Certified Public Accountants

To the Board of Directors of
Calypso Wireless, Inc. and Subsidiaries

We have audited the accompanying balance sheet Calypso Wireless, Inc. and Subsidiaries  (a Delaware development stage company) as of December 31, 2006 (as restated), and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2006 (as restated) and for the period from inception to December 31, 2006 (as restated).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calypso Wireless, Inc. and Subsidiaries as of December 31, 2006 (as restated), and the results of their operations and cash flows for the years ended December 31, 2005 and 2006 (as restated) and for the period from inception to December 31, 2006 (as restated), in conformity with accounting principles generally accepted in the United States of America.

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

As explained in footnote 8 the company has been involved in extensive litigation and on December 8, 2006 the 151st District Court of Harris County Texas rendered a judgment against the Company in the amount of $117,000,000 in the case of Drago Drac.  The court has subsequently granted a bill of review. A new trial has been set for November 7, 2007 but has been further delayed.   The Company believes that this issue will be settled, but the financial statements have not been adjusted for this uncertainty.

/s/GLO CPAs, LLP
 GLO CPAs, LLP
 Houston, Texas
 August 24, 2007 except  for Notes 8 and 13 which is January 2, 2008

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheet

December 31, 2006

Assets	(Restated)
Current assets:
Cash	$4,609
Total current assets	4,609

Property and equipment, net of accumulated depreciation	25,884
Patents	455,797
Investment in RV Technology Limited	1
Software development costs, net of accumulated amortization of $5,978,097 at December 31, 2006	-
Other assets	6,093
Total assets	$492,384

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$207,337
Accrued expenses	302,561
Accrued salaries and related liabilities	339,756
Advances from customers	84,790
Related party advances	161,000
Total liabilities - current	1,095,444

Stockholders' equity (deficit):
Common stock, $.001 par value. Authorized 200,000,000 shares:168,229,868 shares issued and outstanding at December 31, 2006	168,230
Additional paid-in capital	34,907,130
Deficit accumulated during the development stage	(35,678,420)
Total stockholders' equity (deficit)	(603,060)

Total liabilities and stockholders' equity (deficit)	$492,384

See accompanying notes to consolidated financial statements.

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Operations

Years ended December 31, 2006 and 2005

			Cumulative totals from inception to December 31,
	2006	2005	2006
	(Restated)		(Restated)
Revenues	$-	$-	$-
Cost of goods sold	-	-	-
Gross profit	-	-	-

Operating expenses:
Research and development	332,000	812,836	6,587,967
Impairment expenses	81,105	1,949,999	5,477,515
Write-off of inventory	-	-	86,103
General and administrative	1,295,669	6,135,677	16,783,345
Interest	80,000	9,712	298,094
Depreciation and amortization	2,702,691	1,807,022	6,128,227
Total operating expenses	4,491,465	10,715,246	35,361,251

Operating loss	(4,491,465)	(10,715,246)	(35,361,251)

Other operating loss - gain on the sale of assets	(441,169)	-	(317,169)

Net loss before provision for income taxes	(4,932,634)	(10,715,246)	(35,678,420)

Provision for income taxes	-	-	-

Net loss	$(4,932,634)	$(10,715,246)	$(35,678,420)

Net loss per common share - basic and diluted:

Net loss applicable to common shareholders	$(0.03)	$(0.09)

Weighted average common shares - basic and diluted	149,276,558	123,516,778

See accompanying notes to consolidated financial statements.

CALYPSO WIRELESS, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statements of Stockholders' Equity

Years ended December  31, 2006 and 2005

				Deficit
				accumulated
			Additional	during the	Stock	Total
	Common Stock		paid-in	development	subscription	stockholders'
	shares	amount	capital	stage	receivable	equity

Balance, December 31, 1998	-	$-	$-	$-	$-	$-

Proceeds from the sale of common shares	290,000,000	29,000	9,145,717	-	-	9,174,717
Net loss	-	-	-	(3,202,249)	-	(3,202,249)
Balance, December 31, 1999	290,000,000	29,000	9,145,717	(3,202,249)	-	5,972,468

Proceeds from the sale of common shares	4,876,834	488	249,612	-	-	250,100
Net loss	-	-	-	(86,068)	-	(86,068)
Balance, December 31, 2000	294,876,834	29,488	9,395,329	(3,288,317)	-	6,136,500

Issuance of common shares for services	5,856,000	585	585,015	-	-	585,600
Proceeds from the sale of common shares	2,120,811	212	1,109,895	-	-	1,110,107
Net loss	-	-	-	(469,904)	-	(469,904)
Balance, December 31, 2001	302,853,645	30,285	11,090,239	(3,758,221)	-	7,362,303

Proceeds from the sale of common shares	5,494,036	549	349,104	-	-	349,653
Recapitalization - Reverse Merger	(218,215,704)	59,298	(59,298)	-	-	-
Issuance of common shares for services	10,000,000	10,000	70,000	-	-	80,000
Net loss, as restated	-	-	-	(1,512,541)	-	(1,512,541)
Balance, December 31, 2002, as restated	100,131,977	100,132	11,450,045	(5,270,762)	-	6,279,415

Proceeds from private placement of common shares	3,730,913	3,731	1,669,599	-	(290,000)	1,383,330
Issuance of common shares for services	6,077,540	6,078	3,398,104	-	-	3,404,182
Issuance of common shares for conversion debt	1,882,720	1,882	828,533	-	-	830,415
Cancellation of previously issued shares	(6,666,667)	(6,667)	6,667	-	-	-
Net loss, as restated	-	-	-	(3,809,148)	-	(3,809,148)
Balance, December 31, 2003, as restated	105,156,483	105,156	17,352,948	(9,079,910)	(290,000)	8,088,194

Proceeds from private placement of common shares	3,436,032	3,436	1,839,104	-	290,000	2,132,540
Issuance of common shares for services	1,743,700	1,744	1,897,046	-	-	1,898,790
Issuance of common shares for product development costs	100,000	100	69,900	-	-	70,000
Net loss, as restated	-	-	-	(10,950,630)	-	(10,950,630)
Balance, December 31, 2004, as restated	110,436,215	110,436	21,158,998	(20,030,540)	-	1,238,894

Proceeds from private placement of common shares	19,200,000	19,200	3,900,800	-	-	3,920,000
Issuance of common shares for services	5,756,281	5,757	5,489,243	-	-	5,495,000
Issuance of common shares for acquisitions	2,500,000	2,500	2,117,500	-	-	2,120,000
Issuance of common shares for conversion debt	857,142	857	299,143	-	-	300,000
Net loss	-	-	-	(10,715,246)	-	(10,715,246)
Balance, December 31, 2005	138,749,638	138,750	32,965,684	(30,745,786)	-	2,358,648

Proceeds from private placement of common shares	7,268,332	7,268	976,232	-	-	983,500
Issuance of common shares for services	1,632,500	1,633	239,017	-	-	240,650
Issuance of common shares for conversion debt	20,579,398	20,579	726,197	-	-	746,776
Net loss,restated	-	-	-	(4,932,634)	-	(4,932,634)
Balance, December 31, 2006, as restated	168,229,868	$168,230	$34,907,130	$(35,678,420)	$-	$(603,060)

See accompanying notes to consolidated financial statements.

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Cash Flows

Years ended December 31, 2006 and 2005

	2006	2005	Cumulative totals from inception to December 31,2006
	(Restated)		(Restated)
Cash flows from operating activities:
Net loss	$(4,932,634)	$(10,715,246)	$(35,678,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	18,562	65,752	150,130
Amortization of software development costs	2,684,129	1,741,270	5,978,097
Amortization of financing costs	80,000	-	80,000
Common stock issued for services	240,650	5,495,000	11,704,222
Impairment expenses	81,105	1,949,999	5,477,515
Gain on sale of equipment	(27,700)	-	(151,700)
Loss on sale of assets held for sale	468,869	-	468,869
Write-off of inventory	-	-	86,103
Bad debt expense	-	25,396	25,396
(Increase) decrease in operating assets:
Refund receivable	-	157,950	(25,396)
Prepaid expenses and other current assets	-	216,056	-
Inventory	-	-	(271,867)
Other assets	5,350	21,903	(109,101)
Increase (decrease) in operating liabilities:
Accounts payable	(105,625)	(94,303)	294,405
Accrued expenses	(99,747)	(1,962,618)	470,493
Accrued salaries and related liabilities	234,959	104,797	339,756
Advances from customers	-	-	84,790
Net cash used in operating activities	(1,352,082)	(2,994,044)	(11,076,708)

Cash flows from investing activities:
Capital expenditures for property and equipment	-	(9,239)	(3,622,425)
Cash proceeds from sale of assets	27,700	-	423,567
Cash proceeds from sale of assets held for sale	107,131	-	107,131
Patents	-	(32,546)	(455,797)
Software development costs	-	-	(4,368,097)
Cash paid for investment in RV Technology Limited	-	(1,000,000)	(1,000,000)
Net cash provided by (used in)\ investing activities	134,831	(1,041,785)	(8,915,621)

Cash flows from financing activities:
Proceeds from issuance of stock	983,500	3,920,000	19,303,947
Repayment from short-term borrowing	-	(103,905)	(103,905)
Borrowings from shareholders	546,848	240,000	862,048
Repayment of borrowings from shareholders	(289,272)	(75,800)	(582,847)
Proceeds from long-term borrowings	-	-	782,695
Repayment of long-term borrowings	-	-	(265,000)
Bank overdraft	(23,987)	23,987	-
Net cash provided by financing activities	1,217,089	4,004,282	19,996,938

Net increase (decrease) in cash	(162)	(31,547)	4,609

Cash at beginning of year	4,771	36,318	-
Cash at end of year	$4,609	$4,771	$4,609

Supplemental schedule of cash flow information:
Interest paid	$-	$9,712	$218,094

Non-cash transactions:
Issuance of common stock for conversion of debt	$746,776	$300,000	$1,877,191
Issuance of common stock for acquisition of software development costs	$-	$-	$70,000
Issuance of common stock for acquisition of investment in RV Technology Limited	$-	$950,000	$950,000
Issuance of common stock for acquisition of Sleipner, S.A.	$-	$1,170,000	$1,170,000

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

Intangible Assets

SFAS No. 142 eliminates the amortization of goodwill, and requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. The Company adopted SFAS No. 142 effective January 1, 2002.  Patent costs include legal fees and other expenses incurred in connection with obtaining patent approval in the United States of America.  These costs are being amortized over 5 years, beginning in 2007.  Software development costs consist of capitalized costs incurred in the development of the cellular phone software and telecommunications infrastructure.  These costs include salaries, the software development costs purchased from Sleipner, S.A. (see note 2) and other expenses incurred in developing the software.  See note 4 amortization of software development costs.

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

Consistent with the Company’s policy of accounting for software development cost, the $1,320,000 was fully amortized by December 31, 2006.  The $150,000 current liability was a line of credit owed by the Company when it was purchased.

Revenues and expenses are included in the Company’s statement of operations from October 10, 2005 through December 31, 2005.   No revenues were realized during this period. The $480,000 in revenues were generated prior to acquisition.   Subsequent to December 31, 2005 the Company made the strategic decision to consolidate the technical staff of Sleipner with that of the Company at the offices in Miami, Florida.

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

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

Subsequent to the acquisition, the Company changed it focus from developer and supplier of real-time video cellular phones to a developer and supplier of real-time cellular phones software only.  Therefore, the Company has decided to not continue with the transaction and did not acquire any additional ownership in RV Tech.  The note in the amount of $1,333,334 to purchase an additional 5.6% of RV Tech was mutually cancelled.  The company did not obtain any additional ownership interest in RV Technology.  Because there are no assets that meet the definition of capitalizable assets under SFAS Number 142 and RV Tech has deficit equity, the investment has been impaired to a value of $1.  The Company reviewed the transaction in conjunction with the change in focus from building phones and made the decision to record impairment cost of $1,949,999 was recognized as an expense in 2005.

(3)	Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

		December 31
	Years	2006
Laboratory equipment	3-5	$-
Office furniture and equipment	3-5	76,694
		76,694
Less accumulated depreciation		(50,810)
Net property and equipment		$25,884

(4)	Software Development Costs

Software development costs represent capitalized costs incurred in the development of the cellular phones and telecommunications infrastructure software.  The Company began capitalizing this cost once technological feasibility had been established during the first quarter of 1999.  All costs incurred prior to establishment of technological feasibility were expensed as research and development expenses. The Company believed at the time the software was available for use on cell phones and began amortizing the software costs; however, the cell phones were not available for release to the general public and further casting on design phones required the addition of the Sleipner software for improved performance.  Effective January 1, 2004, the Company began amortizing the balance of software development costs over a three-year period.  For the years ended December 31, 2006 and 2005, amortization expense for software development costs were $2,684,129 and $1,741,270, respectively.  Effective January 1, 2005, Company is no longer capitalizing software development costs from internal operations.  During 2005, the Company acquired $1,320,000 in software development by acquiring Sleipner, S.A. The technology acquired in the transaction enhanced the value and utilization of the Company’s existing patented technology and the company made the determination that it should be capitalized.  This addition to software development costs is being amortized over the remaining life of the previously capitalized costs, a fourteen (14) month period.  At December 31, 2006, software development costs have been fully amortized.

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

The following table summarizes information about options and warrants outstanding at December 31, 2006 and 2005:

	Shares	Weighted Average Exercise Price December 31, 2006	Shares	Weighted Average Exercise Price December 31, 2005
Outstanding at beginning of year	1,501,806	$.96	615,000	$1.58
Granted	1,220,840	.59	886,806	1.04
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at end of year	2,722,646	$.80	1,501,806	$.96

Weighted average fair value of options and warrants granted during the period	None	$.59	None	$1.04
Exercisable at end of month	2,722,646	$.80	1,501,806	$.96

Stock-based compensation is composed of the following for the year ended December 31, 2006 and 2005:

	2006	2005
Options and warrants	$-
Stock-based compensation at fair value	240,650	5,495,000
Total stock-based compensation expense	$240,650	5,495,000

(6)	Income Taxes

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended December 31, are as follows:

	December 31
	2006		2005
Tax expense/(benefit) computed at statutory rate for continuing operations		$(1,677,000)	$(3,646,000)
Tax (benefit) of operating loss carryforwards		1,677,000	3,646,000
Tax expense/(benefit) for continuing operations	$		$-

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

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse.  The components of deferred income tax assets are as follows:

	December 31
	2006	2005
Deferred tax assets:
Net operating loss	$12,134,000	$10,456,000

Total deferred tax assets	12,134,000	10,456,000

Valuation allowance	(12,134,000)	(10,456,000)
Net deferred assets	$-	$-

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

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

On November 5, 2004, Drago Daic d/b/a Tribeca Inc, filed a lawsuit against the Company, Texas, alleging that the Company delivered restricted shares rather than registered shares in a stock purchase; that he was assigned an interest in a lawsuit and the Company refused to acknowledge his interest; that he was hired to assist in obtaining the grant of a patent in exchange for 4,500,000 shares.  Although, the Company disputes the claims; has never issued any shares to Mr. Drago, is not pursuing litigation against anyone, never signed a contract for assistance with the patent and has used its attorneys Malloy & Malloy to obtain such patent.. On December 8, 2006, the Court rendered a judgment against Calypso in the amount of $117,000,000. Our attorney's felt that the Company had not adequately presented information in its defense due to certain limitations.  Therefore, after entry of this judgment, Calypso filed a lawsuit seeking a "bill of reviews".  In effect a suit to set aside the Daic judgment, based on new information.  The bill of review was granted:

The Daic lawsuit is complex and a significant portion rests on unsigned agreements which have been represented as verbal contracts.  In Texas even though there are various drafts, all of which are unsigned, verbal contracts can be legitimate.  No court has ever decided the Drago case on the merits.  The Company had retained outside counsel and had diligently defended the case.  At some point there were problems scheduling depositions for witnesses and other issues complicated the case, including the outside counsel withdrawing shortly prior to the trial date.  At the time, our former CEO Mr. Turrini, was Vice President and his duties included among other things Legal Affairs, assumed responsibility for the case.  Due to a purported scheduling issue, the VP (former CEO) did not appear in Court on the trial date and did not retain new counsel in time for the trial date, allowing the Plaintiffs to receive a default judgment for approximately $83 million.  In general terms, damages were based on the price of the stock at the time it was allegedly promised to Daic (about $6), plus treble damages. The summary judgment awarded an additional approximately $34 million in attorney’s fees for a total judgment of $117,000,000.  The outside attorney was re-retained and the former CEO assisted with successfully obtaining a Bill of Review, which would allow the company to challenge the validity of the judgment.  That trial has been put off while the parties work toward a settlement so that the Company can move forward. Thus, the Bill of Review, which could result in the judgment being overturned or vacated, is pending, while the parties work on a settlement, which has not been finalized.

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

(10)	SEC Investigation

During 2006 the Company was contacted by the Securities and Exchange Commission regarding the investigation of certain consulting contracts and the resulting stock issuances that were executed in 2003 and 2004.  The Company had previously restated the financial statements for those periods as a result of facts disclosed to the former outside auditors during the review of subsequent periods.  The error that led to the restatements was the results of the Company's misinterpretation of reporting requirements related to the Issuances.  The Company has fully cooperated with the investigation and believes there will be no adverse consequences for the Company.

(11)	Related Party Stock Transactions

During the periods presented, the Company received advances from various sources that were initially recorded as interest free advances. Subsequent to the receipt the Company negotiated stock subscription agreements for sales of unregistered stock for the advances at rates below the quoted prices for registered stock. Some of these advances may have come from entities owned by or controlled by existing shareholders. Because the Company was unable to obtain any other financing at the time, it is believed that the rates are substantially equivalent to what might have been obtained from completely independent third parties. The transactions have been recorded as stock subscriptions at the prices negotiated.  Only one transaction ($60,000 from Marker Ventures, Inc.) was converted at a price below the market price on the date of the subscription agreement, resulting in a charge of $80,000 for financing cost to the Company which is reflected in the restated financial statements.

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

During 2005, the Company was advanced $60,000 from Marker Ventures, Inc.  The advance was non-interest bearing.  A subscription agreement dated August 31, 2006 was negotiated with the Company which converted the advance to 2,000,000 shares of the Company's common stock as of the date of the subscription agreement.  On the date of the subscription agreement, August 31, 2006, the Company's stock was trading at a price of $.07 per share; the conversion was at a price of $.03 per share.  The Company recorded a financing cost of $80,000 for the difference between the conversion price and the amount the stock closed at on August 31, 2006.

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

All shares issued for the above noted subscription agreements were restricted shares.  T

(12)	Sale of Assets

During the year ended December 31, 2006, the Company sold lab equipment located in the Miami Lake office.  The Company received $27,700 for the equipment with original cost of $99,319.  The equipment had been fully depreciated with a book value of $0, resulting in a gain of $27,700.

During the year ended December 31, 2006, Company sold the equipment located in Managua, Nicaragua.  The equipment was previously reported on the Company's books as assets held for sale in the amount of $576,000.  The Company received $107,131 for the assets, resulting in a loss of $468,869.

(13)	Restatements

The December 31, 2006 financial statements have been restated to correct for the recording of a financing cost for restricted common stock received by related parties at rates below the quoted market prices.  The prior period adjustment to present the correction of an error is as follows:

	As Previously
	Reported	Changes	As Restated
December 31, 2006:

Additional paid-in capital	$34,827,130	$80,000	$34,907,130
Deficit accumulated during the development stage	(35,598,420)	(80,000)	(35,678,420)
Total stockholders' equity (deficit)	(603,060)	-	(603,060)

For the year ended December 31, 2006:

Interest and financing costs	$-	80,000	80,000
Total operating expenses	4,411,465	80,000	4,491,465
Operating loss	(4,411,465)	(80,000)	(4,491,465)
Net loss	(4,852,634)	(80,000)	(4,932,634)