Form 10QSB/A
period 2007-03-31
CALYPSO WIRELESS INC
filed 2008-01-10
CIK 719729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

At March 31, 2007, the Registrant had 181,156,534 shares of common stock issued.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Calypso March 31, 2007 Form 10-QSB/A is being amended to record the amortization of patents which was begun in this first quarter of 2007 and to include the restated December 31, 2006 financials and the March 31, 2007 financials to record the difference between the value of the quoted prices for common stock converted at a rate below the quoted price and the trading value on the date of conversion as financing costs (See Note 10).

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

We believe application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when the facts and circumstances dictate a change. Our accounting policies are more fully described in note 1 to the notes to consolidated financial statements, contained in this Form 10-QSB/A.

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

The Registrant's financial statements for the three month periods ended March 31, 2007, as restated and 2006 are attached to this quarterly report.

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

Operating expenses: Operating expenses incurred for the three ended March 31, 2007, as restated, were $268,337 compared to $1,548,400 for the three months ended March 31, 2006. Operating expenses, for the three months ended March 31, 2007, have been significantly reduced and consist primarily of staff salaries and rent.

Net Loss and Loss Per Share: The Company's net loss for the three months ended March 31, 2007, as restated, was $268,337 compared to $1,548,400 for the three and ended March 31, 2006. For the three months ended March 31, 2007, the net loss per share was $0.00 compared to $0.01 for the three months ended March 31, 2006. The net loss for the three months ended March 31, 2007 was significantly less in 2007 as amortization of software development cost has been completed and salary and other expenses have been reduced.

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

On February 16, 2007, Mr. Turrini also entered into four Performance Bonus Agreements.

▪
The first performance bonus agreement grants 750,000 R-144 shares and 750,000 S-8 shares upon signing a Licensing Agreement that will bring the company a minimum of $10 million in yearly revenue.  This Agreement expires on February 20, 2008

▪
The second performance bonus agreement grants 750,000 R-144 shares and 750,000 S-8 shares upon signing a Field Trial Agreement with a large US based network company or a large US based carrier for testing the Calypso ASNAP patented technology.  This Agreement expires on February 20, 2008.

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

On December 6, 2007 the Board of Directors of the Company terminated Mr. Turrini for cause.  Reference is made to Registrant’s Form 8-K filed December 7, 2007 relating to Mr. Turrini’s termination.  Mr. George Schilling was appointed Interim President and CEO.

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

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this report on Form 10-QSB/A or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

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

By: /s/ George Schilling
CEO and President
Dated: January 7, 2008

By: /s/ Cheryl L. Dotson
Chief Financial Officer
Dated: January 7, 2008

Financial Statements

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheets

March 31, 2007 and December 31, 2006
 (Unaudited)

Assets	2007	2006
	(Restated)	(Audited)

Current assets:
Cash	$14,816	$4,609
Prepaid expenses and other current assets	30,000	-
Total current assets	44,816	4,609

Property and equipment, net	21,475	25,884
Patents	433,007	455,797
Investment in RV Technology Limited	1	1
Other assets	6,093	6,093
Total assets	$505,392	$492,384

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	200,055	207,337
Accrued expenses	305,771	302,561
Accrued salaries and related liabilities	257,423	339,756
Accrued interest payable	833	-
Advances from customers	84,790	84,790
Notes payable to related parties	-	161,000
Short-term notes payable	200,000	-
Total liabilities - current	1,048,872	1,095,444

Stockholders' equity (deficit):
Common stock, $.001 par value. Authorized 200,000,000 shares: 181,156,534 shares issued and outstanding at March 31, 2007, 168,229,868 shares issued and outstanding at December 31, 2006	181,156	168,230
Additional paid-in capital	35,365,871	34,827,130
Deficit accumulated during the development stage	(35,946,757)	(35,598,420)
	(399,730)	(603,060)
Deferred stock compensation	(143,750)	-
Total stockholders' equity (deficit)	(543,480)	(603,060)

Total liabilities and stockholders' equity	$505,392	$492,384

See accompanying notes to consolidated financial statements.

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Operations

Three months ended March 31, 2007 and 2006
 (Unaudited)

			Cumulative
			totals from
			inception to
			March 31,
	2007	2006	2007
	(Restated)		(Restated)
Revenues	$-	$-	$-
Cost of goods sold	-	-	-
Gross profit	-	-	-

Operating expenses:
Research and development	30,000	70,625	6,617,967
General and administrative expenses	156,637	802,840	16,939,982
Impairment expenses	-	-	5,477,515
Write-off of inventory	-	-	86,103
Interest expense	54,500	-	352,594
Depreciation and amortization	27,200	674,935	6,155,427
Total operating expenses	268,337	1,548,400	35,629,588

Operating loss	(268,337)	(1,548,400)	(35,629,588)

Other income - gain on the sale of assets	-	-	(317,169)

Net loss before provision for income taxes	(268,337)	(1,548,400)	(35,946,757)

Provision for income taxes	-	-	-

Net loss	$(268,337)	$(1,548,400)	$(35,946,757)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average common shares	177,009,934	139,714,554

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
 (A Development Stage Company)

Consolidated Statements of Cash Flows

Three months ended March 31, 2007 and 2006
(Unaudited)

			Cumulative
			totals from
			inception to
			March 31,
	2007	2006	2007
Cash flows from operating activities:	(Restated)		(Restated)
Net loss	$(268,337)	$(1,548,400)	$(35,946,757)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation of property and equipment	4,409	3,903	154,539
Amortization of software development costs	-	671,032	5,978,097
Amortization of patents	22,790	-	22,790
Amortization of financing costs	53,667		133,667
Common stock issued for services	51,000	155,650	11,755,222
Amortization of deferred stock compensation	6,250	-	6,250
Impairment expenses	-	-	5,477,515
Loss on sales of assets	-	-	441,169
Write-off of inventory	-	-	86,103
Bad debt expense	-	-	25,396
(Increase) decrease in operating assets:
Refund receivable	-	-	(25,396)
Prepaid expenses and other current assets	(30,000)	-	(30,000)
Other assets	-	-	(109,101)
Increase (decrease) in operating liabilities:
Accounts payable	(7,282)	35,247	287,123
Accrued expenses	3,210	-	473,703
Accrued salaries and related liabilities	(82,333)	9,834	257,423
Accrued interest payable	833	-	833
Advances from customers	-	-	84,790
Net cash used in operating activities	(245,793)	(672,734)	(10,926,634)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(3,622,425)
Cash proceeds from the sale of assets	-	-	134,831
Increase in patents	-	-	(455,797)
Increase in software development costs		-	(4,368,097)
Cash paid for investment in RV Technology Limited	-	-	(1,000,000)
Net cash used in investing activities	-	-	(9,311,488)

Cash flows from financing activities:
Proceeds from the sale of common shares	-	670,000	19,303,947
Proceeds from short-term borrowing	200,000	252,461	96,095
Proceeds from borrowings from related parties	56,000	-	918,048
Proceeds from long-term debt	-	-	782,695
Repayment of borrowings from related parties	-	(150,000)	(582,847)
Repayment of long-term debt	-	-	(265,000)
Bank overdraft	-	(23,987)	-
Net cash provided by financing activities	256,000	748,474	20,252,938

Net increase in cash	10,207	75,740	14,816

Cash at beginning of year	4,609	4,771	-
Cash at end of period	$14,816	$80,511	$14,816

Supplemental schedule of cash flow information:
Interest paid	$-	$-	$218,094

Non-cash transactions:
Issuance of common stock for conversion of debt	$270,667	$-	$2,067,858
Issuance of common stock for acquisition of software development costs	$-	$-	$70,000
Issuance of common stock for acquisition of investment in RV Technology Limited	$-	$-	$950,000
Issuance of common stock for acquisition of Sleipner, S.A.	$-	$-	$1,170,000

CALYPSO WIRELESS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	General

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

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto.  For further information, refer to the Company's audited consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-KSB/A for the year ended December 31, 2006.

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

(9)	Related Party Stock Transactions

During the periods presented, the Company received advances from various sources that were initially recorded as interest free advances.  Subsequent to the receipt the Company negotiated stock subscription agreements for sales of unregistered stock for the advances at rates below the quoted prices for registered stock.  Some of these advances may have come from entities owned by or controlled by existing shareholders.  Because the Company was unable to obtain any other financing at the time, it is believed that the rates are substantially equivalent to what might have been obtained from completely independent third parties.  The transactions have been recorded as stock subscriptions.  Only one of the transactions ($161,000 from InterCapital-Logistic Specialist Investments, Inc.) was converted at a price below the market price on the date of the subscription agreement, resulting in a charge of $53,667 for financing cost to the Company.

During 2005, the Company was advanced $161,000 from InterCapital-Logistic Specialist Investments, Inc.  The advance was non-interest bearing.  A subscription agreement dated January 22, 2007 was negotiated with the Company which converted the advance to 5,366,666 shares of the Company's common stock as of the date of the subscription agreement.  On the date of the subscription agreement, January 22, 2007, the Company's stock was trading at a price of $.04 per share; the conversion was at a price of $.03 per share.  The Company recorded a financing cost of $53.667 for the difference between the conversion price and the amount the stock closed at on January 22, 2007.

During 2007, the Company was advanced $56,000 from I. Medicas Central.  The advance was non-interest bearing.  A subscription agreement dated January 22, 2007 was negotiated with the Company which converted the advance to 1,400,000 shares of the Company's common stock as of the date of the subscription agreement.

(10)	Restatement

The March 31, 2007 financial statements have been restated to correct for the recording of a financing cost for restricted common stock received by related parties at rates below the quoted market prices.  The $133,667 change in additional paid-in capital and deficit accumulated during the development state is the result of a restatement for $80,000 for the year ended December 31, 2006 and a restatement for $53,667 for the three-month period ended March 31, 2007.  In addition, the restatement also includes the recording of an expense in the amount of $22,790 for the amortization of patents.  The prior period adjustments to present the correction of errors are as follows:

As Previously
Reported	Changes	As Restated
March 31, 2007:

Additional paid-in capital	$35,232,204	$133,667	$35,365,871
Deficit accumulated during the development stage	(35,790,300)	(156,457)	(35,946,757)
Total stockholders' equity (deficit)	(520,690)	(22,790)	(543,480)

For the three-month period ended March 31, 2007:

Interest and financing costs	$833	53,667	54,500
Depreciation and amortization	4,410	22,790	27,200
Total operating expenses	191,880	76,457	268,337
Operating loss	(191,880)	(76,457)	(268,337)
Net loss	(191,880)	(76,457)	(268,337)