Form 10QSB/A
period 2007-06-30
CALYPSO WIRELESS INC
filed 2008-01-10
CIK 719729

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Calypso June 30, 2007 Form 10-QSB/A is being amended to record the amortization of patents which was begun in this first quarter of 2007 and to include the restated December 31, 2006 financials and the June 30, 2007 financials to record the difference between the value of the quoted prices for common stock converted at a rate below the quoted price and the trading value on the date of conversion as financing costs (See Note 10).

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

The Registrant's financial statements for the three and six month periods ended June 30, 2007, as restated and 2006, are attached to this quarterly report.

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

Operating expenses: Operating expenses incurred for the three and six month periods ended June 30, 2007, as restated, were $646,520 and $914,857 compared to $1,140,376 and $2,688,776 for the three and six months ended June 30, 2006. Operating expenses, for the three and six month periods ended June 30, 2007, have been substantially reduced and consist primarily of depreciation and amortization - non-cash expenditures. Cash operating expenses were primarily for significantly reduced staff and rent.

Net Loss and Loss Per Share: The Company's net loss for the three and six months ended June 30, 2007, as restated, were $646,520 and $914,857compared to $1,140,376 and $2,688,776 for the three and six month periods ended June 30, 2006. For the three and six months ended June 30, 2007, the net loss per share was $0.00 and ($0.01) compared to ($0.01) and ($0.02) for the three and six months ended June 30, 2006. The net loss for the six months ended June 30, 2007 includes $511,642 in stock-based compensation.

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
.
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

On December 6, 2007 the Board of Directors of the Company terminated Mr. Turrini for cause.  Reference is made to Registrant’s Form 8-K filed December 7, 2007 relating to Mr. Turrini’s termination.  Mr. George Schilling was appointed as the Interim President and CEO.

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

By: /s/ George Schilling
CEO and President
Dated: January 7, 2008

By: /s/ Cheryl L. Dotson
Chief Financial Officer
Dated: January 7, 2008

Financial Statements

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheets

June 30, 2007 and December 31, 2006
(Unaudited)

Assets	2007	2006
	(Audited)
	(Restated)	(Restated)

Current assets:
Cash	$13,562	$4,609
Prepaid expenses and other current assets	20,000	-
Total current assets	33,562	4,609

Property and equipment, net	17,067	25,884
Patents, net	410,217	455,797
Investment in RV Technology Limited	1	1
Other assets	6,093	6,093
Total assets	$466,940	$492,384

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	186,244	207,337
Accrued expenses	295,771	302,561
Accrued salaries and related liabilities	269,923	339,756
Accrued interest payable	5,820	-
Advances from customers	84,790	84,790
Notes payable to related parties	-	161,000
Short-term notes payable	200,000	-
Total liabilities - current	1,042,548	1,095,444

Stockholders' equity (deficit):
Common stock, $.001 par value.Authorized 200,000,000 shares:185,886,534 shares issued and outstanding at June 30, 2007,168,229,868 shares issued and outstanding at December 31, 2006	185,887	168,230
Additional paid-in capital	35,956,782	34,907,130
Deficit accumulated during the development stage	(36,593,277)	(35,678,420)
	(450,028)	(603,060)
Deferred stock compensation	(125,000)	-
Total stockholders' equity (deficit)	(575,608)	(603,060)

Total liabilities and stockholders' equity	$466,940	$492,384

See accompanying notes to consolidated financial statements.

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Operations

Three and six months ended June 30, 2007 and 2006
(Unaudited)

					Cumulative
					totals from
					inception to
	Three months ended June 30,		Six months ended 30,June		June30,
	2007	2006	2007	2006	2007
	(Restated	(Restated)	(Restated)		(Restated)
Revenues	$-	$-	$-	$-	$-
Cost of goods sold	-	-	-	-	-
Gross profit	-	-	-	-	-

Operating expenses:
Research and development	30,000	113,806	60,000	184,431	6,647,967
General and administrative expenses	584,336	351,633	740,973	1,154,473	17,524,318
Impairment expense	-	-	-	-	5,477,515
Write-off of inventories	-	-	-	-	86,103
Interest expense	4,987	-	59,487	-	357,581
Depreciation and amortization	27,197	674,937	54,397	1,349,872	6,182,624
Total operating expenses	646,520	1,140,376	914,857	2,688,776	36,276,108

Operating loss	(646,520)	(1,140,376)	(914,857)	(2,688,776)	(36,276,108)

Other income - gain on sale of assets	-	-	-	-	(317,169)

Net loss before provision for income taxes	(646,520)	(1,140,376)	(914,857)	(2,688,776)	(36,593,277)

Provision for income taxes	-	-	-	-	-

Net loss	$(646,520)	$(1,140,376)	$(914,857)	$(2,688,776)	$(36.593,277)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares	184,221,834	142,156,304	179,827,334	140,936,154

See accompanying notes to unaudited condensed consolidated financial statements.

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Cash Flows

Six months ended June 30, 2007 and 2006
(Unaudited)

			Cumulative
			totals from
			inception to
			June 30,
	2007	2006	2007
Cash flows from operating activities:	(Restated)		(Restated)
Net loss	$(914,857)	$(2,688,776)	$(36,593,277)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation of property and equipment	8,817	7,807	158,947
Amortization of software development costs	-	1,342,065	5,978,097
Amortization of patents	45,580	-	45,580
Amortization of financing costs	53,667	-	133,667
Common stock issued for services	473,800	155,650	12,178,022
Stock options issued for services	12,842	-	12,842
Amortization of deferred stock compensation	25,000	-	25,000
Impairment expenses	-	-	5,477,515
Loss on sales of assets	-	-	441,169
Write-off of inventory	-	-	86,103
Bad debt expense	-	-	25,396
(Increase) decrease in operating assets:
Refund receivable	-	-	(25,396)
Prepaid expenses and other current assets	(20,000)	-	(20,000)
Other assets	-	-	(109,101)
Increase (decrease) in operating liabilities:
Accounts payable	(21,093)	114,237	273,312
Accrued expenses	(6,790)	(37,810)	463,703
Accrued salaries and related liabilities	(69,833)	114,791	269,923
Accrued interest payable	5,820	-	5,820
Advances from customers	-	-	84,790
Net cash used in operating activities	(407,047)	(992,036)	(11,087,888)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(3,622,425)
Cash proceeds from the sale of assets	-	-	134,831
Increase in patents	-	-	(455,797)
Increase in software development costs		-	(4,368,097)
Cash paid for investment in RV Technology Limited	-	-	(1,000,000)
Net cash used in investing activities	-	-	(9,311,488)

Cash flows from financing activities:
Proceeds from the sale of common shares	160,000	983,500	19,463,947
Proceeds from short-term borrowing	200,000	-	200,000
Proceeds from borrowings from related parties	56,000	132,745	918,048
Proceeds from long-term debt	-	-	782,695
Repayment of short-term borrowing	-	-	(103,905)
Repayment of borrowings from related parties	-	-	(582,847)
Repayment of long-term debt	-	-	(265,000)
Bank overdraft	-	(23,987	-
Net cash provided by financing activities	416,000	1,092,258	20,412,938

Net increase in cash	8,953	100,222	13,562

Cash at beginning of year	4,609	4,771	-
Cash at end of period	$13,562	$104,993	$13,562

Supplemental schedule of cash flow information:
Interest paid	$-	$-	$218,094

Non-cash transactions:
Issuance of common stock for conversion of debt	$270,667	$-	$2,067,858
Issuance of common stock for acquisition of software development costs	$-	$-	$70,000
Issuance of common stock for acquisition of investment in RV Technology Limited	-	$-	$950,000
Issuance of common stock for acquisition of Sleipner, S.A.	-	$-	$1,170,000

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB/A.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months period ended June 30, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007.

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

The following table summarizes information about options and warrants outstanding at June 30, 2007 and 2006:

		Weighted		Weighted
		Average		Average
		Exercise Price		Exercise Price
	Shares	June30,2007	Shares	June30,2006
Outstanding at beginning of year	2,722,646	$0.80	1,501,806	$0.96
Granted	233,332	0.40	574,999	0.67
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at end of period	2,955,978	$0.77	2,076,805	$0.88

Weighted average fair value of options and warrants granted during the period	N/A	$0.40	N/A	$0.67

Exercisable at end of month	2,955,978	$0.77	2,076,805	$0.88

CALYPSO WIRELESS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Stock-based compensation is composed of the following for the month ended June 30, 2007 and 2006:

	2007	2006
Stock-based compensation at fair value	$473,800	$155,650
Amortization of deferred stock compensation	25,000	-
Option and warrants	12,842	-
Total stock-based compensation expense	$511,642	$155,650
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

(10)          Restatements

The June 30, 2007 financial statements have been restated to correct for the recording of a financing cost for restricted common stock received by related parties at rates below the quoted market prices.  The $133,667 change in additional paid-in capital and deficit accumulated during the development state is the result of a restatement for $80,000 for the year ended December 31, 2006 and a restatement for $53,667 for the three-month period ended March 31, 2007.  In addition, the restatement also includes the recording of an expense in the amount of $45,580 for the amortization of patents.  The prior period adjustment to present the correction of errors is as follows:

As Previously
Reported	Changes	As Restated
June 30, 2007:

Additional paid-in capital	$35,823,115	$133,667	$35,956,782
Deficit accumulated during the development stage	(36,414,030)	(179,247)	(36,593,277)
Total stockholders' equity (deficit)	(530,028)	(45,580)	(575,608)

For the six-month period ended June 30, 2007:

Interest and financing costs	$5,820	53,667	59,487
Depreciation and amortization	8,817	45,580	54,397
Total operating expenses	815,610	99,247	914,857
Operating loss	(815,610)	(99,247)	(914,857)
Net loss	(815,610)	(99,247)	(914,857)