Form 10QSB
period 2007-09-30
CALYPSO WIRELESS INC
filed 2008-02-21
CIK 719729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

At September 30, 2007, the Registrant had 189,256,534 shares of common stock issued.

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

The Registrant's financial statements for the three and nine month periods ended September 30, 2007 and 2006, as restated, are attached to this quarterly report.

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

Results of Operations

Three Months and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006

The third quarter of 2007 was devoted to pursuing contracts for licensing.  The Company is having considerable difficulty in obtaining contracts due to the Daic judgment.

Revenues: During the three month and nine month period ended September 30, 2007 and 2006, the Company did not generate any revenues related to the sale of its products.

Operating expenses: Operating expenses incurred for the three and nine month periods ended September 30, 2007, were $901,421 and $1,816,278 compared to $1,439,044 and $4,127,820 for the three and nine months ended September 30, 2006. Operating expenses, for the three month period ended September 30, 2007, is in line with the reduced expenses over the last year and consist primarily of depreciation and amortization - non-cash expenditures.  Expenses for the nine month period ending September 30, 2007 have been substantially reduced due to cost reductions over the past year.  Cash operating expenses were primarily for significantly reduced staff and rent.

Net Loss and Loss Per Share: The Company's net loss for the three and nine months ended September 30, 2007, were $901,421 and $1,816,278 compared to $1,439,044 and $4,127,820 for the three and nine month periods ended September 30, 2006. For the three and nine months ended September 30, 2007, the net loss per share was $0.00 and $0.01 compared to $0.01 and $0.03 for the three and nine months ended September 30, 2006. The net loss for the nine months ended September 30, 2007 is substantially reduced from September 30, 2006 and includes $677,438 of depreciation and  amortization and $473,531 in loss on sale of assets, both noncash expenses.

Off-Balance Sheet Arrangements: The Company had no off-balance sheet arrangements for the three month period ended September 30, 2007

Liquidity and Capital Resources

At September 30, 2007, we had a working capital deficit of $1,293,899 compared to a negative working capital of $1, 008,986 at June 30, 2007, as restated, and $1,090,835 at December 31, 2006, as restated. The Company's cash position at September 30, 2007 was $11,950 compared to $13,562 at June 30, 2007 and $4,609 at December 31, 2006, as restated. Calypso did not generate any revenue in this quarter from operations. Through September 30, 2007, the Company has raised $160,000 in private placement offerings for working capital purposes and received loans of $528,500.    The Company has experienced difficulty attracting investment due to the Daic lawsuit.  However the company has received approximately $315,000 in convertible debt collateralized by the patents during the period November to date.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 5, 2004, Drago Daic d/b/a Tribeca Inc, filed a lawsuit against the Company alleging that the Company delivered restricted shares rather than registered shares in a stock purchase; that he was assigned an interest in a lawsuit and the Company refused to acknowledge his interest; that he was hired to assist in obtaining the grant of a patent in exchange for 4,500,000 shares. The Company disputes the claims.  The company  never issued any shares to Mr. Daic; at the time Mr. Daic alleges and interest in litigation the Company was not pursing litigation against anyone; the Company  never signed a contract for assistance with the patent and the Company used its attorneys Malloy & Malloy to obtain such patent. The Daic lawsuit is based on unsigned agreements and alleged oral  contracts. In Texas, drafts, all of which are unsigned, verbal contracts may be enforceable. No court has ever decided the Daic case on the merits. The Company had retained outside counsel and had diligently defended the case. At some point there were problems scheduling depositions for witnesses and other issues complicated the case, including the Company’s outside counsel withdrawing as counsel shortly prior to the scheduled trial date. At the time, our former CEO, Mr. Cristian Turrini, was Vice President and his duties and responsibilities included, among things handling legal affairs on behalf of  the Company, assumed responsibility for the administration of the case on behalf of the Company. Due to a purported scheduling issue, Mr. Turrini, who later become our CEO until his termination in December 2007, ,  failed to appear in Court on the trial date and failed to retain new counsel in time for the trial date. As a result of Mr. Turrini’s above-noted failures,  the Court entered a default judgment in favor of the Plaintiffs in the amount of approximately $83 million. In general terms, damages were based on the price of the stock at the time it was allegedly promised to Daic, approximately $6.00, plus treble damages. The judgment awarded Plaintiffs an additional approximately $34 million in attorney’s fees for a total judgment of $117,000,000.  Thereafter, the Company engaged an attorney who filed a petition for a Bill of Review, in the following matter Calypso Wireless, Inc. v. Drago Daic, Cause No. 2007-22571 in the 151st District Court of Harris County, Texas.  This allows the Company to challenge the validity of the judgment on the merits.   The parties have engaged in settlement discussions; however Mr. Daic filed a Motion for Summary Judgment and a Motion for Turnover.  On February 12, 2008, Mr. Daic’s Motion for Summary Judgment, the court did not rule on the motion.  The judge did not grant the Company’s Motion for Continuance and the trial is set for March 3, 2008.  The Company will continue its efforts to settle the matter prior to trial. However, there can be no assurance that the Company will prevail in the trial or the amount of damages that may be granted to Plaintiffs if the Company does not prevail. The Company is in discussions with parties who may invest the funds required to settle the Daic lawsuit subject to Mr Daic's aggrement. If these discussions are not successful, the company may be forced to consider other options which may include bankruptcy.

On October 6, 2006, Robert Leon, the Company's former Chief Technology Officer, commenced an action against the Company seeking additional compensation and reimbursement of certain expenses. On September 23, 2006, the Company agreed to a Stipulated Settlement Agreement, General Release and Proposed Order for the payment of $70,000 and issuance of 150,000 shares of stock. The shares have been issued, however payment of the cash portion has not been made. The amount is accrued in the financial statements as presented.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2007, the Company did not issue any unregistered shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On November 18, 2007, the Board of Directors appointed Ms. Cheryl L. Dotson to the Board of Directors.

On December 3, 2007, pursuant to the Board's resolution to terminate Mr. Turrini passed in November, the Registrant's Board of Directors appointed George Schilling as interim president and chief executive officer. Mr. Schilling previously served as the Registrant's president and chief executive officer of the Registrant from December 2004 through August 2005.

On December 6, 2007, the Registrant's board of directors terminated Mr. Cristian Turrini as the Registrant’s chief executive officer and president. The termination was the result of an internal investigation, with the assistance of outside counsel, that disclosed that Mr. Turrini breached the terms of his employment agreement and breached his fiduciary duty to the Registrant by, among other things, authorizing the issuance of shares without board approval to two entities, Baxter Technologies and Voice to Phone. The issuance of the shares to the two entities was without the approval of and in direct contravention of the directives of the Registrant’s Board of Directors. Our auditors have been informed of the reasons for the termination.

On or about March 1, 2007, Calypso entered into an Executive Employment Agreement with Turrini (the “Agreement”) pursuant to which Turrini was appointed as Calypso’s CEO and President, having previously served as  Vice President, and earlier served as executive assistant to the General Counsel.  The Agreement provided, among other things, that Turrini could not: act in any way that would be detrimental to Calypso; commit any act that constituted a conflict of interest; and authorize the issuance of any shares without the prior approval of the Board of Directors. Notwithstanding the express terms of his Agreement, Turrini materially breached the Agreement by the following acts, among others:

(i) on or about May 15, 2007, without Board authorization or knowledge, Turrini caused Calypso to enter into a Patent Purchase Agreement with Voice to Phone (the “Patent Agreement”), which provided that Voice to Phone assign to Calypso its  interest in the Patents in consideration for  Calypso  issuing 5,000,000 shares of Calypso common stock . Calypso’s Board never authorized and had no prior knowledge that Turrini caused Calypso to enter into the Patent Agreement.  In addition, we believe that Turrini and Michael Brennan are control shareholders of Voice to Phone and that Turrini organized Voice to Phone in order to divert assets from Calypso to Turrini and Brennan to the detriment of Calypso.

 (ii) Without the knowledge of the Calypso Board, Turrini, acting on behalf of Voice to Phone, acquired the Patents from Baxter Technologies PTE LTD (“Baxter”) in consideration for issuing Baxter 1,000,000 shares of Calypso common stock and paying Baxter $75,000. On or about April 30, 2007, Baxter assigned the Patents to Voice to Phone. Turrini, acting on behalf of Voice to Phone, then assigned the Patents to Calypso for 5,000,000 shares of Calypso common stock, all without Board of Directors’ knowledge or approval.

(iii) On August 31, 2007, in furtherance of the scheme involving the Patent Agreement, Turrini, without Board authorization or  knowledge, improperly authorized and directed Calypso’s transfer agent, Continental Stock Transfer & Trust Company (“Continental”) to issue 1,200,000 shares of common stock to Baxter and 2,800,000 shares to Voice to Phone. In order to induce Continental to issue the 4,000,000 shares, Turrini provided Continental with a document containing the forged signature of Cheryl L. Dotson, Calypso’s CFO.

(iv) On or about November 15, 2007, Calypso learned that Turrini had personally profited from the assignment of the Patents to Calypso. On November 16, 2007, Calypso’s Board passed a resolution authorizing Ms. Dotson, its CFO,  to close Calypso’s account at Bank of America,  on which both Turrini and Mr. John Dalton were signatories, and to open a new account at Bank of America, with Ms. Dotson the CFO, as the sole signatory.

(v) On November 18, 2007, Turrini was advised by Calypso’s Board of Directors that Calypso had begun an internal investigation into his acts and omissions, including material breaches of his Employment Agreement.  Turrini, at the same time, was expressly advised that he was no longer authorized to take any action on behalf of Calypso, as CEO or in any other capacity. Immediately after receiving this notice, Turrini, without Board authorization or knowledge, falsely represented to Bank of America that he was an authorized signatory on the newly opened BOA Account, and sought to withdraw funds from the BOA Account. In furtherance of this withdrawal attempt, Turrini submitted to Bank of America, a filing he made with the Florida Secretary of State, without authorization of Calypso’s Board, naming himself, and two others, as officers and/or directors of Calypso Wireless, Inc., a Florida corporation. This Florida corporation  s a company separate and distinct from the Registrant, Calypso Wireless, Inc.,  a Delaware corporation that is a publicly traded reporting company, under the symbol CLYW. As a direct result of Turrini’s actions, Bank of America froze the newly opened BOA Account, and advised Calypso that it would not release the freeze on the BOA Account until it received a Court order directing it to do so.  Further, Mr. Turrini opened an unauthorized bank account at Washington Mutual.  The Registrant does not yet have access to the October bank statement details of the Bank America Account or the statements for the Washington Mutual account.  The Registrant is is taking legal action to obtain these records.

(vi) On November 25, 2007, Calypso’s Board passed a resolution authorizing Turrini’s termination as CEO and President, for cause, for the reasons set forth above, among other reasons. By letter dated December 6, 2007, Calypso terminated Turrini as CEO and President.

On December 28, 2007, Calypso Wireless, Inc. filed a lawsuit in the 17th Judicial Circuit Court in Broward County, Florida on behalf of the Company and therefore its shareholders against Cristian Turrini , Michael Brennan  and Voice to Phone, Inc. (collectively referred to as “Defendants”), seeking to obtain declaratory and injunctive relief arising out of Defendants’ fraud, breach of fiduciary duty and breach of contract. This action also seeks monetary damages in the amount of no less than $15,000,000 resulting from the actions of Defendants.

On January 3, 2008, Cristian Turrini, our former President and CEO, who had been terminated “for cause” on December 6, 2007,  by Calypso’s board of directors on December 6, 2007, improperly filed a Preliminary Proxy Statement on Form Schedule 14A. The Turrini Preliminary Proxy Statement was not filed on the proper SEC form required for a non-management solicitation of proxies to elect a dissident slate of directors. The Turrini Proxy Statement misleadingly purported to be a filing furnished to our shareholders by and on behalf of Calypso and was signed by Turrini, as Calypso’s President and Chief Executive Officer. In fact, Mr. Turrini was no longer an officer or an employee of the Registrant on January 3, 2008 and Turrini lacked any legal authority to file a Proxy Statement on behalf of Calypso on Schedule 14A.  The Registrant believes that the Proxy Statement filed by Cristian Turrini, as president, allegedly on behalf of Calypso, contains untrue statements of material facts and fails to state material facts necessary in order to make the statements made by Turrini, in the lights of the circumstances under which they were made, not misleading, as follows:  (i) The Turrini Proxy Statement falsely states under Proposal 1 that the action by the board of directors in terminating Turrini by consent was not valid under Section 141 of the Delaware General Corporation Law because the “consent was only signed by two of the three board members”. In fact Section 141 provides that “the vote of the majority of the directors present at a meeting at which a quorum is present shall be the act of the board of directors”. In addition, the consent was signed by all three directors.

(ii) The Turrini Proxy Statement filed on January 3, 2008, fails to disclose the fact that Calypso filed a lawsuit on December 28, 2007, against Turrini, Michael Brennan and Voice to Phone, which action is related to Defendants’ fraud, breach of fiduciary duty and breach of contract as discussed more fully below.

(iii) Under the subcaption “Costs of Proxy Solicitation”, the Turrini Proxy Statement falsely discloses that “we will bear the costs of solicitation …with the material being forwarded to the stockholders …by the Company’s officers and other employees”. In fact, the solicitation is not by or on behalf of Calypso, nor are any of the Company’s officers or employees involved the Turrini solicitation.

In addition to the malfeasance of Turrini described above and as alleged in Calypso’s lawsuit against Turrini , he falsely represented to the SEC’s EDGAR Filer Support staff that he was a lawful officer of Calypso, after his termination and prior to his filing the Turrini Proxy Statement, in order to change Calypso’s EDGAR access codes so that only Turrini could make filings with the SEC, without authorization of Calypso’s Board. Calypso was delayed by more than one week  in order for Calypso to secure new EDGAR access codes that were necessary for Calypso to file amendments to certain Exchange Act reports,  file correspondence in response to a comment letter from the SEC’s Division of Corporation of Finance and file its Form 8-K disclosing much of the above facts regarding Turrini described above.

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

By: /s/ George Schilling
CEO and President
Dated: February 15, 2008

By: /s/ Cheryl L. Dotson
Chief Financial Officer
Dated: February 15, 2008

Financial Statements

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheets

September 30, 2007 and December 31, 2006
(Unaudited)

Assets	2007	2006
		(Audited)
		(Restated)

Current assets:
Cash	$11,950	$4,609
Total current assets	11,950	4,609

Property and equipment, net	12,657	25,884
Patents	387,427	455,797
Investment in RV Technology Limited	1	1
Other assets	6,093	6,093
Total assets	$418,128	$492,384

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	184,286	207,337
Accrued expenses	317,561	302,561
Accrued salaries and related liabilities	233,230	339,756
Accrued interest payable	13,482	-
Advances from customers	84,790	84,790
Notes payable to related parties	-	161,000
Short-term notes payable	472,500	-
Total liabilities - current	1,305,849	1,095,444

Stockholders' equity (deficit):
Common stock, $.001 par value. Authorized 200,000,000 shares:
189,256,534 shares issued and outstanding at September 30, 2007,
168,229,868 shares issued and outstanding at December 31, 2006	189,257	168,230
Additional paid-in capital	36,523,970	34,907,130
Deficit accumulated during the development stage	(37,494,698)	(35,678,420)
	(781,471)	(603,060)
Deferred stock compensation	(106,250)	-
Total stockholders' equity (deficit)	(887,721)	(603,060)

Total liabilities and stockholders' equity	$418,128	$492,384

See accompanying notes to consolidated financial statements.

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Operations

Three and nine months ended September 30, 2007 and 2006
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative totals from inception to September 30,
	2007	2006	2007	2006	2007

Revenues	$-	$-	$-	$-	$-
Cost of goods sold	-	-	-	-	-
Gross profit	-	-	-	-	-

Operating expenses:
Research and development	30,000	130,751	90,000	315,182	6,677,967
General and administrative expenses	814,551	157,324	1,555,524	1,311,797	18,338,869
Impairment expense	-	-	-	-	5,477,515
Write-off of inventories	-	-	-	-	86,103
Interest expense	29,671	-	89,158	-	387,252
Depreciation and amortization	27,199	677,438	81,596	2,027,310	6,209,823
Total operating expenses	901,421	965,513	1,816,278	3,654,289	37,177,529

Operating loss	(901,421)	(965,513)	(1,816,278)	(3,654,289)	(37,177,529)

Other income - gain on sale of assets	-	(473,531)	-	(473,531)	(317,169)

Net loss before provision for income taxes	(901,421)	(1,439,044)	(1,816,278)	(4,127,820)	(37,494,698)

Provision for income taxes	-	-	-	-	-

Net loss	$(901,421)	$(1,439,044)	$(1,816,278)	$(4,127,820)	$(37,494,698)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average common shares	186,381,534	142,156,304	182,030,201	141,342,602

See accompanying notes to unaudited condensed consolidated financial statements.

CALYPSO WIRELESS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Cash Flows

Nine months ended September 30, 2007 and 2006
(Unaudited)

	2007	2006	Cumulative totals from inception to September 30, 2007
Cash flows from operating activities:
Net loss	$(1,816,278)	$(4,127,820)	$(37,494,698)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation of property and equipment	13,227	14,212	163,357
Amortization of software development costs	-	2,013,098	5,978,097
Amortization of patents	68,370	-	68,370
Amortization of financing costs	53,667	-	133,667
Common stock issued for services	1,057,200	177,750	12,761,422
Amortization of deferred stock compensation	43,750	-	43,750
Impairment expenses	-	-	5,477,515
Gain on sale of equipment	-	-	(151,700)
Loss on sales of assets	-	473,531	468,869
Write-off of inventory	-	-	86,103
Bad debt expense	-	-	25,396
(Increase) decrease in operating assets:
Refund receivable	-	-	(25,396)
Inventory	-	-	(271,867)
Other assets	-	11,443	(109,101)
Increase (decrease) in operating liabilities:
Accounts payable	(23,051)	122,485	271,354
Accrued expenses	15,000	(52,173)	485,493
Accrued salaries and related liabilities	(106,526)	244,816	233,230
Accrued interest payable	13,482	-	13,482
Advances from customers	-	-	84,790
Net cash used in operating activities	(681,159)	(1,122,658)	(11,757,867)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(3,622,425)
Cash proceeds from the sale of assets	-	102,469	423,567
Cash proceeds form sale of assets held for sale	-	-	107,131
Increase in patents	-	-	(455,797)
Increase in software development costs	-	-	(4,368,097)
Cash paid for investment in RV Technology Limited	-	-	(1,000,000)
Net cash provided by (used in) investing activities	-	102,469	(8,915,621)

Cash flows from financing activities:
Proceeds from the sale of common shares	160,000	983,500	19,463,947
Proceeds from short-term borrowing	472,500	-	368,595
Proceeds from borrowings from related parties	56,000	132,745	918,048
Repayment of borrowings from related parties	-	(71,169)	(582,847)
Proceeds from long-term debt	-	-	782,695
Repayment of long-term debt	-	-	(265,000)
Bank overdraft	-	(23,987)	-
Net cash provided by financing activities	688,500	1,021,089	20,685,438

Net increase in cash	7,341	900	11,950

Cash at beginning of year	4,609	4,771	-
Cash at end of period	$11,950	$5,671	$11,950

Supplemental schedule of cash flow information:
Interest paid	$-	$-	$218,094

Non-cash transactions:
Issuance of common stock for conversion of debt	$-	$-	$1,877,191
Issuance of common stock for acquisition of software development costs	$-	$-	$70,000
Issuance of common stock for acquisition of investment in RV Technology Limited	-	$-	$950,000
Issuance of common stock for acquisition of Sleipner, S.A.	-	$-	$1,170,000

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months period ended September 30, 2007 are not indicative of the results that may be expected for the year ended December 31, 2007.

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

(4)           Capital Stock, Options and Warrants

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 189,256,534 shares were issued and outstanding at September 30, 2007, and 2,630,977 shares were reserved for issuance pursuant to the exercise of outstanding stock options and warrants as of September 30, 2007.
Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment") SFAS 123(R)).

The Company also grants options to non-employees for goods and services and in conjunction with certain agreements.  These grants are accounted for under SFAS No. 123(R) based on the grant date fair values.

The following table summarizes information about options and warrants outstanding at September 30, 2007 and 2006:

	Shares	Weighted Average Exercise Price September 30, 2007	Shares	Weighted Average Exercise Price September 30, 2006
Outstanding at beginning of year	2,722,646	$0.80	1,501,806	$0.96
Granted	291,665	0.39	897,921	0.62
Exercised	-	-	-	-
Canceled	(383,334)	-	-	-
Outstanding at end of period	2,630,977	$0.78	2,399,727	$0.84

Weighted average fair value of options and warrants granted during the period	N/A	$0.39	N/A	$0.62

Exercisable at end of month	2,630,977	$0.78	2,399,727	$0.84

CALYPSO WIRELESS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Stock-based compensation is composed of the following for the nine-month period ended September 30, 2007:

Stock-based compensation at fair value	$1,057,200	$177,750
Amortization of deferred stock compensation	43,750	-
Option and warrants	-	-
Total stock-based compensation expense	$1,100,950	$177,750

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

During the quarter ended September 30, 2007, the Company received an additional $272,500 from the same parties noted above under similar terms.

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

(7)           Contingencies

On November 5, 2004, Drago Daic d/b/a Tribeca Inc, filed a lawsuit against the Company alleging that the Company delivered restricted shares rather than registered shares in a stock purchase; that he was assigned an interest in a lawsuit and the Company refused to acknowledge his interest; that he was hired to assist in obtaining the grant of a patent in exchange for 4,500,000 shares. The Company disputes the claims.  The company  never issued any shares to Mr. Daic; at the time Mr. Daic alleges and interest in litigation the Company was not pursing litigation against anyone; the Company  never signed a contract for assistance with the patent and the Company used its attorneys Malloy & Malloy to obtain such patent. The Daic lawsuit is based on unsigned agreements and alleged oral  contracts. In Texas, drafts, all of which are unsigned, verbal contracts may be enforceable. No court has ever decided the Daic case on the merits. The Company had retained outside counsel and had diligently defended the case. At some point there were problems scheduling depositions for witnesses and other issues complicated the case, including the Company’s outside counsel withdrawing as counsel shortly prior to the scheduled trial date. At the time, our former CEO, Mr. Cristian Turrini, was Vice President and his duties and responsibilities included, among things handling legal affairs on behalf of  the Company, assumed responsibility for the administration of the case on behalf of the Company. Due to a purported scheduling issue, Mr. Turrini, who later become our CEO until his termination in December 2007, ,  failed to appear in Court on the trial date and failed to retain new counsel in time for the trial date. As a result of Mr. Turrini’s above-noted failures,  the Court entered a default judgment in favor of the Plaintiffs in the amount of approximately $83 million. In general terms, damages were based on the price of the stock at the time it was allegedly promised to Daic, approximately $6.00, plus treble damages. The judgment awarded Plaintiffs an additional approximately $34 million in attorney’s fees for a total judgment of $117,000,000.  Thereafter, the Company engaged an attorney who filed a petition for a Bill of Review, in the following matter Calypso Wireless, Inc. v. Drago Daic, Cause No. 2007-22571 in the 151st District Court of Harris County, Texas.  This allows the Company to challenge the validity of the judgment on the merits.   The parties have engaged in settlement discussions; however Mr. Daic filed a Motion for Summary Judgment and a Motion for Turnover.  On February 12, 2008, Mr. Daic’s Motion for Summary Judgment, the court did not rule on the motion.. A trial is set for March 3, 2008.  The Company will continue its efforts to settle the matter prior to trial. However, there can be no assurance that the Company will prevail in the trial or the amount of damages that may be granted to Plaintiffs if the Company does not prevail. The Company is in discussions with parties who may invest the funds required to settle the Daic lawsuit subject to Mr. Daic's agreement. If these discussions are not successful, the Company may be forced to consider other options which may include bankruptcy.

CALYPSO WIRELESS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(10)     Subsequent Events

On November 18, 2007, the Board of Directors appointed Ms. Cheryl L. Dotson to the Board of Directors.

On December 3, 2007, pursuant to the Board’s resolution to terminate Mr. Turrini passed in November, the Registrant's Board of Directors appointed George Schilling as interim president and chief executive officer to have him in place for continuity. Mr. Schilling previously served as the Registrant's president and chief executive officer of the Registrant from December 2004 through August 2005.

On December 6, 2007, the Registrant's board of directors terminated Mr. Cristian Turrini as the Registrant’s chief executive officer and president. The termination was the result of an internal investigation, with the assistance of outside counsel, that disclosed that Mr. Turrini breached the terms of his employment agreement and breached his fiduciary duty to the Registrant by, among other things, authorizing the issuance of shares without board approval to two entities, Baxter Technologies and Voice to Phone. The issuance of the shares to the two entities was without the approval of and in direct contravention of the directives of the Registrant’s Board of Directors. Our auditors have been informed of the reasons for the termination.

On or about March 1, 2007, Calypso entered into an Executive Employment Agreement with Turrini (the “Agreement”) pursuant to which Turrini was appointed as Calypso’s CEO and President, having previously served as  Vice President, and earlier served as executive assistant to the General Counsel.  The Agreement provided, among other things, that Turrini could not: act in any way that would be detrimental to Calypso; commit any act that constituted a conflict of interest; and authorize the issuance of any shares without the prior approval of the Board of Directors. Notwithstanding the express terms of his Agreement, Turrini materially breached the Agreement by the following acts, among others:

(i) on or about May 15, 2007, without Board authorization or knowledge, Turrini caused Calypso to enter into a Patent Purchase Agreement with Voice to Phone (the “Patent Agreement”), which provided that Voice to Phone assign to Calypso its  interest in the Patents in consideration for  Calypso  issuing 5,000,000 shares of Calypso common stock . Calypso’s Board never authorized and had no prior knowledge that Turrini caused Calypso to enter into the Patent Agreement.  In addition, we believe that Turrini and  Michael Brennan are control shareholders of Voice to Phone and that Turrini organized Voice to Phone in order to divert assets from Calypso to Turrini and Brennan to the detriment of Calypso.

 (ii) Without the knowledge of the Calypso Board, Turrini, acting on behalf of Voice to Phone, acquired the Patents from Baxter Technologies PTE LTD (“Baxter”) in consideration for issuing Baxter 1,000,000 shares of Calypso common stock and paying Baxter $75,000. On or about April 30, 2007, Baxter assigned the Patents to Voice to Phone. Turrini, acting on behalf of Voice to Phone, then assigned the Patents to Calypso for 5,000,000 shares of Calypso common stock, all without Board of Directors’ knowledge or approval.

(iii) On August 31, 2007, in furtherance of the scheme involving the Patent Agreement, Turrini, without Board authorization or  knowledge, improperly authorized and directed Calypso’s transfer agent, Continental Stock Transfer & Trust Company (“Continental”) to issue 1,200,000 shares of common stock to Baxter and 2,800,000 shares to Voice to Phone. In order to induce Continental to issue the 4,000,000 shares, Turrini provided Continental with a document containing the forged signature of Cheryl L. Dotson, Calypso’s CFO.

(iv) On or about November 15, 2007, Calypso learned that Turrini had personally profited from the assignment of the Patents to Calypso. On November 16, 2007, Calypso’s Board passed a resolution authorizing Ms. Dotson, its CFO,  to close Calypso’s account at Bank of America,  on which both Turrini and Mr. John Dalton were signatories, and to open a new account at Bank of America, with Ms. Dotson the CFO, as the sole signatory.

(v) On November 18, 2007, Turrini was advised by Calypso’s Board of Directors that Calypso had begun an internal investigation into his acts and omissions, including material breaches of his Employment Agreement.  Turrini, at the same time, was expressly advised that he was no longer authorized to take any action on behalf of Calypso, as CEO or in any other capacity. Immediately after receiving this notice, Turrini, without Board authorization or knowledge, falsely represented to Bank of America that he was an authorized signatory on the newly opened BOA Account, and sought to withdraw funds from the BOA Account. In furtherance of this withdrawal attempt, Turrini submitted to Bank of America, a filing he made with the Florida Secretary of State, without authorization of Calypso’s Board, naming himself, and two others, as officers and/or directors of Calypso Wireless, Inc., a Florida corporation. This Florida corporation  s a company separate and distinct from the Registrant, Calypso Wireless, Inc.,  a Delaware corporation that is a publicly traded reporting company, under the symbol CLYW. As a direct result of Turrini’s actions, Bank of America froze the newly opened BOA Account, and advised Calypso that it would not release the freeze on the BOA Account until it received a Court order directing it to do so.  Further, Mr. Turrini opened an unauthorized bank account at Washington Mutual.  The Registrant does not yet have access to the October bank statement details of the Bank America Account or the statements for the Washington Mutual account.  The Registrant is is taking legal action to obtain these records.

(vi) On November 25, 2007, Calypso’s Board passed a resolution authorizing Turrini’s termination as CEO and President, for cause, for the reasons set forth above, among other reasons. By letter dated December 6, 2007, Calypso terminated Turrini as CEO and President.

On December 28, 2007, Calypso Wireless, Inc. filed a lawsuit in the 17th Judicial Circuit Court in Broward County, Florida on behalf of the Company and therefore its shareholders against Cristian Turrini , Michael Brennan  and Voice to Phone, Inc. (collectively referred to as “Defendants”), seeking to obtain declaratory and injunctive relief arising out of Defendants’ fraud, breach of fiduciary duty and breach of contract. This action also seeks monetary damages in the amount of no less than $15,000,000 resulting from the actions of Defendants.

On January 3, 2008, Cristian Turrini, our former President and CEO, who had been terminated “for cause” on December 6, 2007, by Calypso’s board of directors on December 6, 2007, improperly filed a Preliminary Proxy Statement on Form Schedule 14A. The Turrini Preliminary Proxy Statement was not filed on the proper SEC form required for a non-management solicitation of proxies to elect a dissident slate of directors. The Turrini Proxy Statement misleadingly purported to be a filing furnished to our shareholders by and on behalf of Calypso and was signed by Turrini, as Calypso’s President and Chief Executive Officer. In fact, Mr. Turrini was no longer an officer or an employee of the Registrant on January 3, 2008 and Turrini lacked any legal authority to file a Proxy Statement on behalf of Calypso on Schedule 14A.  The Registrant believes that the Proxy Statement filed by Cristian Turrini, as president, allegedly on behalf of Calypso, contains untrue statements of material facts and fails to state material facts necessary in order to make the statements made by Turrini, in the lights of the circumstances under which they were made, not misleading, as follows:   (i) The Turrini Proxy Statement falsely states under Proposal 1 that the action by the board of directors in terminating Turrini by consent was not valid under Section 141 of the Delaware General Corporation Law because the “consent was only signed by two of the three board members”. In fact Section 141 provides that “the vote of the majority of the directors present at a meeting at which a quorum is present shall be the act of the board of directors”. In addition, the consent was signed by all three directors.  (ii) The Turrini Proxy Statement filed on January 3, 2008, fails to disclose the fact that Calypso filed a lawsuit on December 28, 2007, against Turrini, Michael Brennan and Voice to Phone, which action is related to Defendants’ fraud, breach of fiduciary duty and breach of contract as discussed more fully below.  (iii) Under the subcaption “Costs of Proxy Solicitation”, the Turrini Proxy Statement falsely discloses that “we will bear the costs of solicitation …with the material being forwarded to the stockholders by the Company’s officers and other employees”. In fact, the solicitation is not by or on behalf of Calypso, nor are any of the Company’s officers or employees involved the Turrini solicitation.

In addition to the malfeasance of Turrini described above and as alleged in Calypso’s lawsuit against Turrini , he falsely represented to the SEC’s EDGAR Filer Support staff that he was a lawful officer of Calypso, after his termination and prior to his filing the Turrini Proxy Statement, in order to change Calypso’s EDGAR access codes so that only Turrini could make filings with the SEC, without authorization of Calypso’s Board. Calypso was delayed by more than one week  in order for Calypso to secure new EDGAR access codes that were necessary for Calypso to file amendments to certain Exchange Act reports,  file correspondence in response to a comment letter from the SEC’s Division of Corporation of Finance and file its Form 8-K disclosing much of the above facts regarding Turrini described above.