Form 10QSB/A
period 2007-09-30
CALYPSO WIRELESS INC
filed 2008-02-25
CIK 719729

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

Off-Balance Sheet Arrangements: The Company had no off-balance sheet arrangements for the three month period ended September 30, 2007

Liquidity and Capital Resources

At September 30, 2007, we had a working capital deficit of $1,293,899 compared to a negative working capital of $1, 008,986 at June 30, 2007, as restated, and $1,090,835 at December 31, 2006, as restated. The Company's cash position at September 30, 2007 was $11,950 compared to $13,562 at June 30, 2007 and $4,609 at December 31, 2006, as restated. Calypso did not generate any revenue in this quarter from operations. Through September 30, 2007, the Company has raised $160,000 in private placement offerings for working capital purposes and received loans of $528,500.    The Company has experienced difficulty attracting investment due to the Daic lawsuit.  However the company has received approximately $315,000 in investments and loans during the period November to date.

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

The Company valued the 4,000,000 shares at $0.17, the market price on September 4, 2007 (the date of issuance), as a $680,000 as an expense.

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

By: /s/ George Schilling
CEO and President
Dated: February 22, 2008

By: /s/ Cheryl L. Dotson
Chief Financial Officer
Dated: February 22, 2008

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

During the quarter ended September 30, 2007, the Company received an additional $272,500 from the same parties.

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

The Company valued the 4,000,000 shares at $0.17, the market price on September 4, 2007 (the date of issuance), as a $680,000 as an expense.

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